Form 10-K405/A
period 1995-12-31
ANESTA CORP /DE/
filed 1996-05-31
CIK 915916

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-23160

                             ---------------------

                                  ANESTA CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                             87-0424798
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

       4745 WILEY POST WAY, PLAZA 6 SUITE 650, SALT LAKE CITY, UTAH 84116
          (Address of principal executive offices, including zip code)

                                 (801) 595-1405
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $46,057,820 as of March 25, 1996.*

     The number of shares of Common Stock outstanding was 7,225,331 as of March 25, 1996.
- ---------------

* Excludes 4,301,025 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 25, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled Management's Discussion And Analysis Of Financial Condition And Results of Operations.

ITEM 1. BUSINESS

INTRODUCTION

     Anesta is a leader in the development of new pharmaceutical products for transmucosal drug administration using its proprietary oral transmucosal (OT) system. The OT-system consists of either a disolvable or non-disolvable matrix which is mounted on a handle and contains a drug. The Company's OT-system provides rapid absorption of certain potent drugs into the bloodstream, which can produce the onset of the desired therapeutic effect within five to ten minutes. Anesta's OT-system allows the caregiver or patient to monitor the onset of action, remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved. In certain situations, this allows the caregiver or the patient an element of therapeutic control not possible with traditional drug delivery products and technologies such as tablets, capsules or transdermal patches. Prior to the development of Anesta's OT-system, infusions or injections were generally required to achieve rapid drug absorption, dose control and titration (dose-to-effect). Anesta's non-invasive OT-system is more comfortable and convenient for patients, provides flexibility to caregivers, and has the potential to be more effective and less costly in a variety of clinical settings.

     The Company's first OT-fentanyl product, Fentanyl Oralet, has been approved by the U.S. Food and Drug Administration (the FDA) and is being marketed by Abbott Laboratories (Abbott) for use in both children and adults as a surgical premedicant and for conscious sedation (sedation/analgesia) prior to diagnostic or therapeutic procedures in hospital settings. Fentanyl, the active ingredient, has been widely used in other dosage forms for nearly 30 years. Over the last five years, the fentanyl transdermal patch has gained acceptance among oncologists, internists and family practice physicians in treating chronic pain, primarily associated with cancer. U.S. sales of the fentanyl transdermal patch are estimated to be approximately $100 million in a total cancer pain market of approximately $400 million annually.

     Anesta is nearing completion of its Phase III clinical trial program of a second OT-fentanyl product, Actiq, to treat breakthrough pain (moderate to severe transitory pain) associated with cancer in patients already receiving around-the-clock opioid therapy for their persistant or constant pain. The Company believes that the ability of Actiq to provide rapid relief from breakthrough pain (onset of meaningful pain relief five to ten minutes) will enhance the patient's ability to more precisely control his or her own pain and enhance the patient's overall quality of life. Current breakthrough pain treatment most commonly includes orally administered morphine which usually requires 30 minutes or more to provide pain relief. The Company expects to file an NDA with the FDA covering the use of OT-fentanyl for breakthrough cancer pain in early 1997.

     Anesta also has several other products in clinical development, targeting applications where the OT-system advantages of rapid onset of action and patient or caregiver control may provide therapeutic value. Products in clinical trials include OT-fentanyl for acute pain (Phase II/III), OT-nicotine for smoking cessation (Phase II) and OT-etomidate for sedation (Phase I). Several drugs are being evaluated preclinically with the OT-system, including drugs to treat migraine headache and nausea and vomiting.

     Anesta entered into a strategic alliance with Abbott in 1989 under which Abbott has provided funding to Anesta for the development of Fentanyl Oralet, Actiq and other applications for OT-fentanyl. Abbott contract manufactures Fentanyl Oralet for Anesta and is marketing Fentanyl Oralet to U.S. hospitals. Abbott has also agreed to manufacture Anesta's OT-fentanyl line of products, including Fentanyl Oralet and Actiq, for Anesta's potential international distributors and licensing partners.

BACKGROUND ON DRUG DELIVERY METHODS

     A wide variety of drug delivery systems are available in the market, although not all drugs can be beneficially delivered by all routes of administration. For certain clinical applications, there are clinical benefits in providing rapid onset of therapeutic action and the appropriate drug dosage necessary to achieve the desired effects. Drug delivery should be convenient, cost-effective and as non-invasive as possible. Existing drug delivery systems each have limitations in meeting some of these requirements:

     Tablets or capsules. Although orally delivered tablets or capsules may be convenient and inexpensive, they generally do not provide rapid onset of action. Also, some drugs do not achieve adequate bioavailability when administered as a tablet or capsule due to degradation of the drug by the stomach and liver.

     Infusions and injections. Intravenous (IV) infusions and intramuscular (IM) injections provide rapid uptake and onset of action. Infusion techniques can titrate potent drugs with very rapid changes in effect. However, infusions and injections are painful, invasive and sometimes threatening to the patient. Both IV infusions and IM injections require highly trained medical professionals for safe and effective administration.

     Transdermal patches. Transdermal patches, which allow absorption of drugs through the skin, provide convenience, ease of administration and a more steady rate of chronic drug delivery. However, the time to achieve therapeutic blood levels with transdermal patches may be four to ten hours after administration. In addition, absorption of the drug into the bloodstream may continue for many hours after removal of the patch. This slower onset of action and inability to quickly stop absorption are limiting factors of transdermal patches and present safety concerns in some clinical situations. For example, patients in acute pain cannot wait several hours to achieve analgesia and such patients may need to be hospitalized in order that IV infusions or IM injections can be administered by skilled health care professionals.

     Nasal/Transnasal Sprays. Nasal sprays are designed to provide rapid onset of action of drugs or are designed to deliver drugs that are not orally bioavailable. Nasal sprays can cause irritation in some patients and can be difficult to administer in variable intranasal conditions. In addition, the dose of the product cannot be titrated or controlled by the patient over a period of time.

ANESTA'S PROPRIETARY OT-SYSTEM FOR DRUG DELIVERY

     Anesta's proprietary OT-system is designed to address the medical need for a convenient, non-invasive, cost-effective drug delivery system that provides rapid onset of therapeutic action and allows the caregiver or patient to control drug administration until the desired effect is achieved. The OT-system consists of either a dissolvable or a non-dissolvable matrix which is mounted on a handle and which contains a drug. The drug is released from the matrix in the mouth, allowing rapid absorption through the oral mucosal tissues and slower absorption through the gastrointestinal tract. Oral transmucosal drug delivery achieves rapid absorption of many drugs because the oral mucosa has a large surface area, is highly vascularized and is significantly more permeable than the skin.

     For certain drugs or certain applications, Anesta believes that its OT-system can provide one or more of the following therapeutic advantages over traditional methods of drug administration:

     Rapid Onset of Action. The efficacy of many systemic drugs is related to their blood concentration. In order to achieve a therapeutic effect, a particular blood concentration must be achieved. The more rapidly that such blood concentration is reached, the sooner the drug takes effect. The Anesta OT-system allows many types of drugs to cross the oral mucosa and to be absorbed rapidly into the bloodstream, thus achieving a therapeutic blood concentration more rapidly than tablets and capsules or transdermal patches.

     Dose-to-Effect Control. Anesta's OT-system allows the caregiver or patient to monitor the onset of action, remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved. This avoids doses that are higher than necessary to achieve safe and effective therapy, an important and beneficial element of control. Drugs delivered by tablet and capsule may be significantly degraded by the stomach and the liver. Thus, tablets and capsules often contain higher doses of a drug than necessary to achieve a therapeutic effect, potentially leading to over-medication and undesirable side effects. Continuous infusion therapy or more frequent administration of tablets or capsules can alleviate these dosing problems, but may lead to increased cost, patient inconvenience and patient noncompliance with prescribed dosing regimens.

     Rapid Termination of Drug Delivery. In certain applications, it is desirable that drug administration be terminated once the desired effect has been obtained. For example, if a patient receives a sedative in connection with a brief outpatient procedure, substantially all of the sedative effect should be gone before the patient can be discharged. The drug contained in a tablet or capsule may dissolve and continue to be absorbed into the bloodstream over a period of hours. Similarly, when a transdermal patch is removed, the drug which has already made contact with the skin will continue to be absorbed into the bloodstream for a number of hours or even days. Thus, drug absorption from tablets, capsules and transdermal patches may continue longer than necessary or desired. By contrast, once Anesta's OT dosage unit is removed, absorption of the drug through the oral mucosal tissues into the bloodstream stops almost immediately.

     Improved Safety. The OT dosage unit is easily removed if a patient has an adverse reaction or has achieved the desired therapeutic effect. Removing the OT dosage unit limits further absorption of the drug into the body. Because the dosage unit can be removed immediately, the amount of the drug delivered to the patient may be lower than if a tablet, capsule, transdermal patch or injection had been administered.

     Cost-Effective. Traditionally, when rapid onset of action is critical, infusions or injections have been required. Infusions and injections require administration by a skilled caregiver and, in the case of IV or subcutaneous administration, a catheter must be inserted and an administration set-up is required. In contrast, the OT-system requires simple placement of the dosage unit in the mouth. Thus, Anesta believes that its OT-system may offer a more cost-effective means of delivering certain drugs that are now given by infusion or injection.

     Greater Patient and Caregiver Convenience. The Company's OT-system is easily administered, is comfortable, non-threatening and allows a caregiver or the patient to titrate drug administration.

ANESTA'S BUSINESS STRATEGY

     Anesta's long term objective is to apply its proprietary OT-system in a number of therapeutic areas and to commercialize new pharmaceutical products using this system. Anesta is pursuing this objective with the following strategy:

     Proprietary Technology. The Company has sought and will continue to expand its proprietary position for its OT-system, by pursuing patent protection in the U.S. and key international markets for its OT-system and for dosage forms that incorporate such technology.

     Approved Drugs. The Company develops new pharmaceutical products by applying its OT-system to approved drugs, including both proprietary and generic drugs, in order to create new dosage forms for applications where existing methods of drug delivery have therapeutic or clinical limitations.

     Focused Resources. Anesta focuses its resources on research, product development, clinical studies, regulatory interactions and filings and market preparation. Anesta has worked closely with Abbott in developing Fentanyl Oralet, Actiq and other OT-fentanyl applications and plans to develop strategic relationships with other pharmaceutical companies to develop, manufacture, market and distribute Anesta's products worldwide.

     The Company believes that this strategy offers a number of potentially significant benefits. First, by focusing on developing new dosage forms for approved drugs, Anesta does not bear the cost and risk associated with discovery and development of new pharmaceutical compounds. Second, by entering into relationships with strategic partners for costly activities such as manufacturing, selling and distribution, Anesta is able to focus its resources on research and development and market preparation where the Company can add significant value to its partnerships.

ANESTA'S PRODUCTS AND DEVELOPMENT PROGRAMS

     The Company's research and development activities involve formulation and methods development, manufacturing process development, quality control and quality assurance programs, preclinical and clinical research, regulatory documentation and interaction with the FDA to gain marketing approval for its products.

     The following table lists the potential therapeutic indications for and current status of Anesta's first approved product, and the primary products that are in research and development, and is qualified in its entirety by reference to the more detailed descriptions elsewhere in this Prospectus. There can be no assurance that any product other than Fentanyl Oralet as an anesthetic premedicant will be developed successfully or approved in a timely manner.

     PRODUCT NAME                INDICATION            ACTIVE DRUG                  STATUS(1)
- -----------------------  -------------------------- -----------------     -----------------------------
Fentanyl Oralet          Surgical premedicant       Fentanyl              Marketing
                         Concious sedation
Actiq                    Breakthrough cancer pain   Fentanyl              Phase III Clinical Trials
OT-fentanyl              Acute pain                 Fentanyl              Phase II/III Clinical Trials
OTNC                     Smoking cessation          Nicotine              Phase II Clinical Trials
OTET                     Short-acting sedative      Etomidate             Phase I Clinical Trials
OTDHE                    Migraine headache          Dihydroergotamine     Preclinical
OT-antiemetic            Nausea/vomiting            Chlorpromazine        Research
                                                    Droperidol
                                                    Metoclopramide
                                                    Prochlorperazine

- ---------------

(1) See "Business -- Government Regulation" for a description of the various phases of clinical testing.

  Fentanyl Oralet

     Fentanyl Oralet is approved by the FDA for use in both adult and pediatric patients in a hospital setting (i) as a surgical premedication or (ii) to provide conscious sedation (sedation/analgesia) prior to diagnostic or therapeutic procedures. The unique design of Fentanyl Oralet provides physicians with a new method of administering fentanyl in a controllable yet painless and easy to use dosage form. Patients experience an onset of analgesia in six to eight minutes and sedation and reduced anxiety in 20 to 30 minutes.

     For an introductory period, the FDA requested Abbott and Anesta to limit promotion and rigorously control distribution of Fentanyl Oralet to 400 teaching hospitals and children's hospitals that underwent a special pre-shipment training program. Fentanyl Oralet was used safely during this controlled roll-out period, as determined by the FDA's Anesthetic and Life Support Drug Advisory Committee in December 1995. In March 1996, based on clinical and commercial experience, the FDA eased the initial constraints on advertising, promotion and distribution. Fentanyl Oralet is now available to all hospitals either directly from Abbott's regional distribution centers or indirectly through the hospital wholesaler network. Abbott, through its sales force, will provide comprehensive in-service education and training to every hospital that receives shipments of the product. With the removal of the earlier constraints, Fentanyl Oralet can now be promoted and sold to all of the approximately 5,000 hospitals and surgical centers in the U.S. and used by clinical personnel who have received the appropriate training.

     Prior to the development of Fentanyl Oralet, clinicians could only premedicate pediatric patients with unapproved drugs to provide sedation, anxiolysis and analgesia. Fentanyl Oralet is the only product specifically tested and approved by the FDA for use as a pediatric premedication.

  Actiq -- OT-fentanyl for Breakthrough Cancer Pain

     Anesta's OT-fentanyl product for breakthrough pain, Actiq, is nearing completion of its Phase III clinical trial program. Anesta believes that Actiq has the potential to bring about a major advance in pain management for persons suffering moderate to severe breakthrough pain. Preliminary evidence from the Company's clinical trials in cancer patients suggest that OT-fentanyl provides patients rapid breakthrough pain relief that is predictable, controllable, convenient and safe. The Company expects to file an NDA with the FDA covering the use of Actiq to treat breakthrough cancer pain in early 1997.

     In recent years there has been a growing awareness that millions of cancer patients do not receive optimal analgesic therapy for their pain. Inadequate pain management leads to debilitation, lower quality of life and great stress on interpersonal relationships with family, friends and caregivers. Many clinicians believe that improving a patient's control over pain also leads to his or her ability to better fight the underlying disease.

     With improved clinician awareness and understanding of the importance of managing pain as an integral part of overall cancer therapy, there is a desire to find solutions to one of the most challenging components of cancer pain, namely breakthrough pain. Breakthrough pain is a transitory flare of moderate to severe pain occurring on a background of persistent or constant pain in patients on chronic opioid therapy. Breakthrough pain may be related to a specific activity or may occur spontaneously and be totally unpredictable. When related to a specific activity such as walking or eating, it may be termed incident pain. Various studies have shown that over 50% of all patients with active cancer experience moderate to severe pain. Over 70% experience moderate to severe pain in the end stage of the disease. Other studies have shown that 52 to 64% of these patients experience breakthrough pain. These studies would suggest that over 700,000 patients suffer from breakthrough pain each year in the U.S. alone.

     Clinical practice guidelines suggest the use of a long-acting opioid analgesic, such as sustained-release morphine or the fentanyl transdermal patch, in an around-the-clock dosing regimen to treat the persistent or constant pain component of cancer pain. When the transitory flares of moderate to severe breakthrough pain occur, patients are instructed to self-medicate with an analgesic with a relatively faster onset, such as oral morphine tablets or elixirs.

     Breakthrough pain typically develops over a period of approximately ten minutes, and has variable duration averaging approximately 30 minutes. These episodes can be excruciatingly painful and may last for one or two hours. Oral morphine is not optimal to treat breakthrough pain because it typically requires 30 minutes or more to produce pain relief (analgesia). This delayed onset of pain relief results in a "pain gap" -- the painful and debilitating wait between onset of breakthrough pain and the beginning of pain relief.

     One approach to managing breakthrough pain is to increase the dose of the around-the-clock opioid analgesic over several days or weeks until the patient no longer experiences breakthrough pain. This approach frequently leads to over medication and an increase in undesirable side effects such as drowsiness or severe constipation. As patients and their physicians learn from their experience, they will often seek a balance of drug therapy that meets the patient's desire for fewer or less severe breakthrough pain episodes offset by a need to minimize the side effects of higher opioid doses. Often this compromise leads to an acceptance of one to five episodes of breakthrough pain every day. As a result, breakthrough pain is a frequent occurrence in the lives of many cancer patients. Most of these patients have a need for a better therapy to more effectively treat breakthrough pain.

     The only currently available treatments which adequately tie rapid onset of pain relief to the rapid onset of breakthrough pain are IV infusions or IM injections of potent opioids, such as morphine. In many settings, these options are unacceptable because they are invasive, uncomfortable, inconvenient for patients and caregivers, and can lead to significantly increased costs.

     The ideal treatment for breakthrough pain would provide very rapid pain relief in a simple, controllable, safe and patient-friendly manner. Anesta believes that Actiq meets these criteria as it provides rapid onset of pain relief (in five to ten minutes) in a dosage form that provides the patient a means of controlling the dose (dose-to-effect), and that is safe, convenient, user-friendly and less costly than invasive methods.

     Patients, nurses and physicians have stated that the two most important factors in treating breakthrough pain are speed of onset and patient control. Anesta's Actiq meets these criteria in a drug delivery system that provides rapid onset of pain relief and is convenient and controllable by the patient. Moreover, U.S. Government and World Health Organization cancer pain guidelines teach early and aggressive use of oral or other non-invasive opioid analgesic therapy to treat patients with moderate to severe pain. The guidelines also teach that injections and infusions should be avoided if possible and used only as a last resort. The Company believes Actiq closely fits with these guidelines.

     Anesta's cancer pain clinical program has involved over 45 U.S. sites. The program is designed to determine the safety and effectiveness of Actiq as well as to gather practical information such as the proper dosing recommendations for the product in patients receiving conventional around-the-clock opioids for chronic pain. Two blinded titration trials are designed to develop a practical method for patients to achieve optimal relief from breakthrough pain. Incrementally higher doses are administered until a dose is found where one unit of Actiq is effective for an average breakthrough pain episode. Another blinded trial is designed to demonstrate the efficacy of Actiq compared to placebo for breakthrough pain. Actiq is also being investigated in a small ancillary study as the sole source for pain control in opioid tolerant patients. Additionally, long-term safety is being assessed in a follow-on study where cancer patients are allowed to continue with Actiq therapy, if they desire, after completing one of the other trials. The Company's cancer patient clinical trials in total have enrolled approximately 170 patients to date who have received over 20,000 doses of Actiq during participation in these trials. Several patients have completed approximately 12 months of Actiq therapy with continuing effectiveness in treating their episodes of breakthrough pain.

     Only limited information is currently available from the cancer pain trials because they are blinded and have not been decoded. However, patient completion data from the titration trials and enrollment data from the long term safety trial provide preliminary information on the effectiveness of Actiq. Over 90% of the patients who completed the blinded titration trials have found a dose of Actiq where one dosage unit generally relieves an episode of breakthrough pain. Over 90% of those eligible to enter the long-term safety trial have chosen to continue Actiq instead of their previous breakthrough pain medication. Actiq is provided at no cost in this trial, the patients are required to complete daily diaries, and the patients return monthly for follow-up clinical visits. These completion and enrollment data are consistent with earlier published studies reporting clinical effectiveness with Actiq.

     Additionally, seven pain assessment and pharmacokinetic studies with over 350 postoperative patients and normal volunteers have been completed to support the cancer pain program. The objectives of these studies included providing information comparing IV morphine (the standard treatment for postoperative pain) and Actiq, and to provide blood level data after multiple and different doses of Actiq. The analgesic equivalence between Actiq and IV morphine in providing meaningful pain relief (as defined by the patient) has been determined by these studies. One of these studies also demonstrated that the speed of onset of analgesia is as fast with Actiq as with IV morphine in patients with postoperative pain.

     The proposed treatment plan for using Actiq for breakthrough pain will be simple and consistent with current practice and published guidelines. Physicians will prescribe an around-the-clock opioid analgesic for constant pain, using conventional products like sustained-release morphine tablets or fentanyl transdermal patches. The patient will be instructed to use an Actiq instead of oral morphine when the patient feels the onset of breakthrough pain. As the patient sucks on the Actiq, it dissolves and releases the drug for rapid absorption through the mucosal tissues providing a fast onset of pain relief. A recent OT-fentanyl clinical study of post-operative patients with acute pain showed that the onset of meaningful pain relief occurred in under five minutes in over 50% of the patients and within 15 minutes for substantially all patients. Currently available oral opioid products have a much slower onset of therapeutic effect.

  Other Products in Development

     Anesta has several OT-system products under clinical development for the following clinical applications:

     OT-fentanyl for acute pain. OT-fentanyl is also being studied for acute pain. There are multiple causes of acute pain including surgery, trauma and conditions such as kidney stones. Acute pain usually requires the rapid onset of pain relief. Historically, hospitalized patients have received IV infusions or IM injections in order to receive rapid pain relief. A more recent enhancement to the IV route of administration of analgesics has been the development of patient controlled devices with sophisticated microelectronics, which allow patients to self-administer the IV pain medication when they feel the need for pain relief. This method of patient controlled analgesia (PCA) has been shown to improve pain management, at the same time decreasing the total daily dose of medication used. There are also psychological benefits to the patients who gain more control over their analgesic therapy.

     PCA therapy is a major improvement for pain management and reduces the need for skilled caregivers to provide repeat IV infusions or IM injections. Anesta's OT-system takes the PCA concept one step further. Instead of relying on invasive and costly IV infusions, OT-fentanyl will provide the rapid onset of pain relief in a noninvasive and cost-effective delivery system in a hospital setting.

     Anesta has completed several Phase II/III clinical studies in over 300 patients experiencing acute pain after surgery. During the past year, data from some of these studies have been presented at the annual meeting of the American Society of Anesthesiologists and the International Anesthesia Research Society. These early data provide evidence that OT-fentanyl can be clinically effective for acute pain in a hospital setting.

     OT-nicotine (OTNC) for smoking cessation. Anesta's OT-nicotine product is in Phase II clinical development. OTNC is a new therapy targeted to help individuals overcome dependence on tobacco.

     Six clinical studies with OTNC have been completed. These studies have evaluated the effects of different dosage strengths, the acceptability of different taste formulations, and the ability of OTNC to decrease the desire to smoke after limited, short-term use. Clinical data showing blood levels after different OTNC doses was presented at the Society for Research on Nicotine and Tobacco annual meeting in March 1996. These data demonstrated that blood concentrations increase in proportion to dose and the desire to smoke decreases at higher doses.

     Nicotine replacement therapy has become established as a successful aid to smoking and tobacco cessation programs. Nicotine replacement products that have been approved include a nicotine gum, several transdermal nicotine patches and nicotine nasal spray. In February 1996, nicotine gum was approved in the U.S. for over-the-counter sales and distribution and in April 1996 two nicotine transdermal patches were recommended for over-the-counter sales and distribution by an FDA advisory panel. There are also a number of other companies developing other types of nicotine replacement products, as well as other smoking cessation products, which, if approved, would compete with OTNC. Smoking cessation experts believe that increasing the availability and number of nicotine replacement products will increase their benefits on public health, as no single therapy will be effective for all smokers desiring to quit. These experts foresee a need for a broad range of readily available products and therapies to increase the success rate of smoking cessation programs.

     OTNC provides a combination of pharmacokinetic profile and behavioral characteristics that is different from the other nicotine replacement products currently on the market. Some smokers who have used OTNC for up to one week have commented that the ability to control dosing by repeatedly inserting and removing the OTNC unit from their mouths has given them a greater ability to manage their urge to smoke. This element of control is different from that offered by other treatment modalities. Anesta believes that this ability to titrate the dose of nicotine and rapidly deliver adequate doses of nicotine to the individual may more closely displace the physiologic dependence and psychological craving effects of cigarettes. These properties of OTNC may be especially effective in the early stages of smoking cessation and in smoking relapse prevention.

     OT-etomidate (OTET), an ultra-short acting non-opioid sedative. OTET is in Phase I clinical studies. This product is designed to broaden Anesta's product line and complement Fentanyl Oralet in providing sedation and reducing anxiety in situations where the procedure is not painful or where pain is managed by other methods such as local or regional anesthesia. The active ingredient in OTET, etomidate, is an approved anesthetic drug when supplied in an IV dosage form.

     The first two clinical studies confirmed that OTET delivers dose-related therapeutic blood levels to reduce anxiety and produce sedation in 10 to 20 minutes. Sedation continues for 30 to 40 minutes. Emergence from sedation to a level indicative of complete recovery occurs 60 to 90 minutes after taking the drug. This profile is very close to the sedation specifications described as ideal by anesthesiologists and by experts in dental sedation.

     An additional clinical study is in progress to evaluate and document the rapid, uneventful recovery of psychomotor and cognitive function after administration of OTET. Such rapid recovery is critically important in managed health care environments emphasizing productivity in health care delivery. The Company is seeking to establish in its clinical trials that OTET can provide rapid clear-headed patient recovery and discharge after the procedure is completed. The Company believes this addresses an important goal in managed care to maximize the utilization of high cost facilities.

     OT-system products to treat migraine headaches. Anesta is conducting preclinical development of products to treat migraine headaches. Anesta's product concept was critically reviewed and validated by an advisory panel of clinical experts in 1995. As a result of their review, preclinical research activities have been expanded to include several well-accepted drugs for acute treatment of migraine headaches and related symptoms. The Company believes that the OT-system has the potential to provide therapeutic benefit for persons suffering migraine headaches because of the ability to produce rapid uptake of drug into the bloodstream without the need for infusions or injections.

     OT-system products to treat nausea and vomiting. Anesta is currently in preclinical development of its OT-system to deliver anti-emetic drugs. The Company believes that its OT-system can be used to treat post-surgical nausea and vomiting, emesis induced by chemotherapy, or nausea and vomiting secondary to conditions such as migraine headache or AIDS. Currently, anti-emetics are administered orally, rectally, by injection or by transdermal patches. Unlike oral delivery, Anesta's OT-system would allow the patient the ability to remove the dosage form from the mouth should an emetic episode occur during administration of the drug. In addition, oral transmucosal delivery avoids painful injections yet would provide rapid onset similar to an injection. Patches typically require hours to reach effective blood levels, making them less attractive for treating acute episodes of nausea and vomiting. Anesta believes there is an unmet clinical need for a non-invasive method which allows patients the ability to control the delivery of anti-emetic drugs.

     Although the results of research and development activities undertaken to date have been promising, there can be no assurances that the Company will be able to successfully develop these products. Further, other companies may be working on products for similar indications which, if approved for market introduction before the Company's products, could significantly decrease the size of market available to the Company.

RESEARCH AND DEVELOPMENT STRATEGY

     Anesta develops its proprietary OT-system and products both independently and with the collaboration of the University of Utah and its assignee, the University of Utah Research Foundation (collectively, the UURF) and Abbott. Future development projects may involve collaboration with other established pharmaceutical companies. The Company's primary emphasis is on preclinical research and development, clinical research, regulatory approval and market preparation. The Company currently produces its clinical supplies for clinical studies and intends to expand manufacturing capabilities to develop improved manufacturing technologies to support larger clinical research projects and to demonstrate scale-up capabilities. Since its inception, Anesta has managed most aspects of its clinical trials and has prepared substantially all U.S. regulatory filings for its products. In 1993, 1994, 1995 and the first three months of 1996, Anesta's research and development expenditures were $1,793,000, $3,210,000, $5,228,000, and $1,795,000, respectively.

COLLABORATIVE RELATIONSHIPS

     Anesta's commercial strategy is to develop products independently and, where appropriate, including internationally, in collaboration with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of Anesta's products in development and potential future products.

Depending on the availability of financial, marketing and scientific resources, among other factors, the Company may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the commercialization of its products. There can be no assurance that the Company will establish any additional collaborative arrangements or that, if established, such relationships will be successful.

  Abbott

     In December 1989, Anesta entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement, as amended, Anesta granted to Abbott the exclusive right to make, use and market in the U.S. OT-products resulting from technology owned or licensed by Anesta consisting of OT-fentanyl or other central nervous system-acting drugs or intermediates thereof used for pre-medication, sedation, analgesia, diagnostic procedures, emergency room, post-operative pain, burn treatment or cancer-related pain management. Abbott's exclusive license terminates upon the expiration of the last U.S. patent relative to such licensed technology. Under the 1989 Agreement, Abbott has provided development funding and milestone payments and Abbott is obligated to pay royalties and other payments on product sales. In 1995, the Company entered into two new funding agreements with Abbott under which Abbott agreed to provide to the Company $1,500,000 in each of 1995 and 1996 to further the development of the OT-fentanyl product, Actiq, for cancer pain. Through March 31, 1996, Abbott had paid a total of $8,250,000 and committed an additional $1,500,000 to be paid during the remainder of 1996. Abbott is Anesta's contract manufacturer for the OT-fentanyl product line and sells such products to Anesta. Anesta resells OT-fentanyl products to Abbott for marketing in the U.S. under Abbott's trademark Fentanyl Oralet and Anesta's trademark Actiq.

     The 1989 Agreement with Abbott contains provisions regarding the development, manufacture and commercialization of future products by the Company. The Company intends to continue to provide information to Abbott regarding its development programs for new products, and to discuss with Abbott its possible participation in the commercialization of such products.

     The 1989 Agreement with Abbott can be terminated with respect to a particular market or indication upon thirty days notice by Abbott if (i) there exists a material adverse safety concern with respect to a licensed product,
(ii) there exists a material adverse concern regarding the efficacy of a licensed product, (iii) action by the FDA precludes the continued testing or commercialization of a licensed product, and such preclusion is more than temporary in nature, or (iv) a third party patent poses an infringement risk with respect to the commercialization of a licensed product in the U.S.

     The Company granted to Abbott International in February 1991 a license for OT-fentanyl products for all countries in the world other than the U.S. In August 1995, the Company and Abbott International amended the February 1991 license agreement to grant the Company an option to either terminate or make non-exclusive Abbott International's license rights to OT-fentanyl products, including Fentanyl Oralet and Actiq, in any country other than the U.S. In conjunction with the amendment, Abbott agreed to manufacture and sell to the Company, its distributors or licensees any OT-fentanyl products the Company requests from Abbott for distribution into a country for which the Company has exercised its option to terminate or made non-exclusive Abbott International's license. The amendment also reduced by $100,000 the Company's unearned advance royalty obligation to Abbott International, which amount was recognized as royalty revenue during the year ended December 31, 1995.

  University of Utah Research Foundation

     In 1985, the Company obtained an exclusive worldwide license, including the right to sublicense, from the UURF to all of the UURF's technology developed or to be developed by Dr. Theodore H. Stanley, Chairman of the Board of the Company, and others during employment at the University of Utah in (i) the field of anesthetic and other drug delivery systems incorporating a matrix to deliver compounds to the central nervous system via the mucosal tissues of the mouth, pharynx and esophagus, (ii) drug-based immobilization systems for human and veterinary applications and (iii) transdermal drug delivery systems. The Company is obligated to pay certain royalties to the UURF subject to certain minimum royalty payments. In addition, Anesta is obligated to pay to the UURF a higher percentage of the royalties it receives in the event Anesta sublicenses the licensed technology without any improvement or added value. The Company also has an exclusive option with UURF to acquire an exclusive worldwide license to similar technology and intellectual property that may be conceived, invented or reduced to practice at the University of Utah after the date of its license grant. Anesta has exercised such option as to all technology covered by its patents and pending patent applications. The UURF exclusive worldwide license terminates as to each country upon the expiration of the last patent in such country relating to the licensed technology.

MANUFACTURING

     Anesta has a manufacturing facility capable of producing only limited quantities of its proprietary OT-products for formulation and methods development, animal studies and clinical studies. Anesta has licensed manufacturing rights to certain of its products to Abbott subject to the right of Anesta to manufacture such products under certain circumstances.

     The Company is in the process of developing a manufacturing process and the capacity to produce sufficient amounts of OT-nicotine to conduct larger scale clinical studies of this product. This manufacturing process is designed to produce large volumes and reduce the unit cost of producing OT-nicotine and other products. There can be no assurance that the Company will be able to successfully complete the development of the manufacturing process or required facilities. The Company will also have to adhere to cGMP regulations enforced by the FDA's facilities inspection program, as well as requirements imposed by the DEA. If the Company's facilities cannot pass the necessary FDA plant inspections and comply with the applicable regulations, it would be unable to manufacture the OT-nicotine or other OT-products required for clinical studies. Any delays resulting from problems with regulatory compliance or other manufacturing issues would delay conduct of clinical trials, regulatory approval, market introduction and subsequent sales of the Company's products which would have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

     Fentanyl Oralet, Actiq and other Company products will compete with other drugs and drug delivery systems. There can be no assurance that any of the Company's products will have advantages which will be significant enough to cause medical professionals to adopt its use. Anesta believes that its products will compete on the basis of quality, efficacy, cost, convenience, safety, patient compliance and patient preference.

     The new products being developed by the Company will compete with drugs marketed in both traditional and advanced forms of drug delivery. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than those offered by the Company's proprietary OT-system.

     Competition in the pharmaceutical industry is intense. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of pharmaceutical products and drug delivery systems. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies may develop and introduce products and processes competitive with or superior to those of the Company. The Company's product development programs are subject to significant competition from companies utilizing alternative development strategies. There can be no assurance that the Company will be able to compete successfully.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     The basic technology underlying the Company's proprietary OT-system was invented by Dr. Stanley and Brian Hague, employees of the Company, while employed at the University of Utah. Anesta is the exclusive worldwide licensee of such technology under patents held by the UURF through a license granted in 1985 which remains in effect for the life of the applicable patents. The U.S. patents expire on various dates ranging from 2004 to 2009 and the foreign patents expire on various dates ranging from 2003 to 2006. Anesta maintains, at its expense, all U.S. patent rights with respect to the licensed technology and files and prosecutes the relevant patent applications in the U.S. and foreign countries. The OT-system technology underlying Anesta's exclusive license is covered by eight issued U.S. patents, 53 issued foreign patents, six pending U.S. patent applications and 24 pending foreign patent applications. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its technology and the patents and patent applications being licensed from the UURF.

     Substantially all of the patents issued and pending which underlie the licensed technology relate to different embodiments of OT technology and other transmucosal therapeutic technologies. The Company believes that its proprietary technologies, which are protected by issued and pending U.S. patents, may provide it a significant competitive advantage. The Company's agreement with Abbott provides that Anesta owns all rights to inventions made by Anesta personnel and owns joint rights to inventions made by Anesta and Abbott jointly which underlie the licensed technology.

     The Company's policy is to protect its technology by, among other things, filing, or requiring the UURF to file, patent applications for technology that it considers important to the development of its business. Anesta intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops. There can be no assurance that any additional patents will be issued, or if issued, that they will be of commercial benefit to Anesta. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford.

     The patent positions of pharmaceutical firms, including the Company, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, the Company does not know whether any of the pending patent applications underlying the licensed technology will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that Dr. Stanley and Mr. Hague were the first creators of inventions covered by pending and issued patents or that Dr. Stanley and Mr. Hague were the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the patents relating to the licensed technology, if issued, will be held valid by a court of competent jurisdiction or that a competitor's product will be found to infringe such patent.

     Other pharmaceutical and drug delivery companies and research and academic institutions may have filed patent applications or received patents in this field. If patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

     The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

     It is the Company's policy to require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual in the course of his or her employment shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

     The Company's activities and products are subject to significant regulation by a number of governmental entities, especially the FDA and DEA in the U.S. and by comparable authorities in other countries. These entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, promotion, distribution and sale of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that appear promising initially ultimately do not reach the market because they are found to be unsafe (perhaps too toxic) or lack effectiveness, as demonstrated by testing required by government regulation during the development process. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may affect approval, delay an application or require additional expenditures by the Company. Moreover, even if approval is obtained, failure to comply with present or future regulatory requirements, or new information adversely reflecting on the safety or effectiveness of an approved drug, can lead to FDA withdrawal of approval to market the product.

     The activities required before a pharmaceutical product may be marketed in the U.S. primarily begin with preclinical testing. Preclinical tests include extensive laboratory evaluation of product chemistry and other end points and animal studies to assess the potential safety and efficacy of the product as formulated. Almost all preclinical studies pertinent to drug approval are regulated by the FDA under a series of regulations called the Good Laboratory Practice (GLP) regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.

     The entire body of preclinical development work necessary to administer investigational drugs to volunteers or patients is summarized in an Investigational New Drug (IND) submission to the FDA. FDA regulations provide that clinical trials may begin 30 days following the submission and receipt of an IND, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the IND submission; it is generally considered good practice to obtain affirmative FDA acquiescence before commencing trials. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types or parts of trials, by placing a "clinical hold" on such trials because of concerns about, for example, safety of the product being tested or the adequacy of the trial design. Such holds can cause substantial delay and in some cases may require abandonment of a product.

     Clinical testing involves the administration of a drug to healthy volunteers or to patients under the careful supervision of a qualified principal investigator, usually a physician, pursuant to an FDA-reviewed protocol. Clinical tests pertinent to an IND are usually conducted in the following sequential phases, although the phases may overlap. Phase I trials generally involve administration of a drug product to a small number of persons to determine aspects of safety, tolerance, pharmacokinetic characteristics, and possible early data on effectiveness. Phase II trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase III trials generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. Pivotal Phase III trials are trials designed to demonstrate definitive efficacy. At least one such trial is required for FDA approval to market a drug. Each clinical study is conducted under the auspices of an independent Institutional Review Board (IRB) at every institution at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     The regulatory process required to be completed by the FDA before a new drug delivery system may be marketed in the U.S. depends significantly on whether the drug (which will be delivered by the drug delivery system in question) has existing approval for use and in what dosage forms. If the drug is a new chemical entity that has not been approved, then the process includes (i) preclinical laboratory and animal tests, (ii) an IND application which has become effective,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication and (iv) FDA approval of a pertinent NDA. If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND may not be necessary. Even with previously approved drugs, additional toxicity testing may be required when the delivery form is substantially changed. Because the Company's OT-system, by design, produces high drug concentrations at the surface of the oral mucosa, new toxicity tests at this site may need to be performed. In addition to the foregoing, the FDA requires proof that the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

     The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA seeking approval for the marketing and interstate commercial shipment of the drug. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA does ultimately approve the product, it may require, among other things, postmarketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if serious problems occur after the product reaches the market. Finally, the FDA requires reporting of certain information that becomes known to a manufacturer of an investigational or approved drug.

     Each domestic drug product manufacturing establishment must be registered with, and essentially approved by, the FDA. In addition, each such establishment must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Establishments handling controlled substances must be licensed and are inspected by the DEA. Anesta has a current DEA license appropriate for handling the substances it uses in its facilities. Domestic establishments are also subject to inspection by the FDA for compliance with cGMP regulations before or after an NDA has been filed and thereafter, at least biannually. The labeling, advertising and promotion of drug products also must be in compliance with pertinent FDA regulatory requirements. Failures to comply with applicable requirements relating to production, distribution or promotion of a drug product can lead to FDA demands that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution. Finally, manufacturers of drug products seeking FDA approval via an NDA are also required, due to recently introduced user fee requirements, to make payments to the FDA at various stages of the approval process. In addition, such payments must also be made in association with annual establishment registration.

     To market its products abroad, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing, among other things, the design and conduct of human clinical trials, pricing regulations and obtaining marketing approval. The approval procedure may vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. At present, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market a product in more than one EU member country. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is almost always granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by other countries.

     Various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the DEA, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities. In addition, international sales are regulated by numerous foreign authorities.

PRODUCT LIABILITY INSURANCE

     The testing, marketing and sale of human pharmaceutical products involves unavoidable risks. The use of any of the Company's potential products in clinical trials and the sale of any of its products may expose the Company to potential liability resulting from the use of such products. Such liability might result from claims made directly by consumers or by regulatory agencies, pharmaceutical companies or others selling such products. The Company currently has clinical trial and product liability insurance coverage. The Company will seek to maintain and appropriately increase such insurance coverage as clinical development of its product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against such liability. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire, or the recall of any of its products, could have a material adverse effect of the business, financial condition and future prospects of the Company.

     Anesta has agreed to indemnify Abbott against certain liabilities arising from Anesta's negligence or willful misconduct in its research and development activities under the agreement, or its manufacture, use or handling of licensed products or its breach of the agreement or errors or inaccuracies in the technology Anesta licensed to Abbott, if such errors or omissions resulted from Anesta's negligence or willful misconduct. Abbott has agreed to indemnify Anesta against certain liabilities arising from Abbott's, or its affiliate's or sublicensee's, negligence or willful misconduct in the manufacture, use or distribution of licensed products or its breach of the agreement, except to the extent such liabilities arise from errors or inaccuracies in Anesta's technology resulting from Anesta's negligence or willful misconduct.

HUMAN RESOURCES

     As of March 31, 1996, Anesta employed 54 individuals, of whom approximately 19 hold Ph.D., M.D. or other advanced degrees. Of its total workforce, 43 employees are engaged in research and development activities and 11 are devoted to support and administrative activities. A significant number of the Company's management and professional employees have had prior experience with major international pharmaceutical, biotechnology or medical products companies. Anesta believes that it maintains good relations with its employees. The Company's success will depend in large part upon its ability to attract and retain these and future employees. The Company faces competition in this regard from other companies, research and academic institutions and government entities.

ITEM 2. PROPERTIES

     On December 31, 1995, the Company's administrative offices and research laboratories comprised approximately 28,000 square feet located in Salt Lake City, Utah. The lease covering these facilities expires March 31, 2000, with two five year renewal options. The Company anticipates that its current facilities will meet the Company's research and development needs through 1996.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock (Nasdaq symbol NSTA) began trading publicly in the over-the-counter market through the Nasdaq National Market System on January 28, 1994. Prior to that date, there was no public market for the Common Stock. The following table presents quarterly information on the price range of the Common Stock. This information indicates the high and low sale prices reported by the Nasdaq National Market System. These prices do not include retail markups, markdowns or commissions.

                                                                        HIGH         LOW
                                                                       -------     -------
    Fiscal 1994:
    First Quarter (from January 28, 1994)............................  $ 13.25     $ 10.50
    Second Quarter...................................................    10.50        6.25
    Third Quarter....................................................    10.13        7.38
    Fourth Quarter...................................................     8.50        5.25
    Fiscal 1995:
    First Quarter....................................................  $  5.75     $  4.75
    Second Quarter...................................................    10.13        4.38
    Third Quarter....................................................    13.00        8.75
    Fourth Quarter...................................................    11.75        9.00

     As of March 25, 1996 there were approximately 100 holders of record of the Common Stock.

     In February 1994 the Company paid a one time dividend on the Company's preferred stock, all of which was converted into Common Stock at the time of the Company's initial public offering. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying additional cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                           1991        1992        1993        1994         1995
                                          -------     -------     -------     -------     --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Product sales......................  $    --     $    --     $    --     $    37     $     61
     Royalties..........................       --          --          --           1          102
     Royalties from contract research...    1,266       1,741       1,584         812        1,514
                                          -------     -------     -------     -------     --------
          Total revenues................    1,266       1,741       1,584         850        1,677
  Cost and expenses
     Cost of goods sold.................       --          --          --          22           19
     Royalties..........................       --          --          --           2            3
     Research and development...........      988       1,403       1,793       3,210        5,228
     Depreciation and amortization......       64          75          85         103          158
     Selling, general and
       administrative...................      316         363         553       1,328        2,219
                                          -------     -------     -------     -------     --------
  Loss from operations..................     (102)       (100)       (847)     (3,815)      (5,950)
  Non operating income, net.............       33          17           8         866        1,250
  Provision for income taxes............       --          --          --          --           --
                                          -------     -------     -------     -------     --------
  Loss before cumulative effect of
     change in accounting...............      (69)        (83)       (839)     (2,949)      (4,700)
  Cumulative effect of change in
     accounting.........................                                                    (1,041)
  Net loss..............................  $   (69)    $   (83)    $  (839)    $(2,949)    $ (5,741)
                                          =======     =======     =======     =======     ========
  Net loss per common share:
     Loss before cumulative effect of
       change in accounting.............  $ (0.07)    $ (0.08)    $ (0.62)    $ (0.51)    $  (0.65)
     Cumulative effect of change in
       accounting.......................       --          --          --          --        (0.15)
                                          -------     -------     -------     -------     --------
  Net loss per common share*............  $ (0.07)    $ (0.08)    $ (0.62)    $ (0.51)    $  (0.80)
                                          =======     =======     =======     =======     ========
  Shares used in computing net loss per
     common share*......................    1,039       1,076       1,345       6,721        7,177
                                          =======     =======     =======     =======     ========

                                                              AT DECEMBER 31,
                                          --------------------------------------------------------
                                           1991        1992        1993        1994         1995
                                          -------     -------     -------     -------     --------
BALANCE SHEET DATA:
  Cash, cash equivalents, certificates
     of deposit and marketable debt
     securities.........................  $   886     $   628     $    41     $26,392     $ 21,844
  Total assets..........................    1,707       1,929       1,686      28,260       24,242
  Long-term obligations, including
     current portion....................       68         103          83          52        1,516
  Deficit accumulated during development
     stage..............................   (1,619)     (1,702)     (2,540)     (5,981)     (11,719)
  Stockholders' equity..................      633         962         508      27,052       21,677

- ---------------

* Computed on the basis described for net loss per common share described in
  Note 1 of the Notes to Financial Statements.

     In February 1994, the Company closed an initial public offering of 2,500,000 shares of Common Stock at an offering price of $12.50 per share resulting in net proceeds to the Company of $29,062,500.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

  Revenues.


     The Company's revenues decreased from $1,584,000 in 1993 to $850,000 in 1994 and increased to $1,676,500 in 1995. The increase in 1995 was primarily a result of revenue recognized pursuant to a 1995 collaborative agreement with Abbott relating to the 1995 Actiq cancer pain program (See Note 10 to Financial Statements). Substantially all revenues in 1993 and 1994 were from development funding and milestone payments under the 1989 collaborative agreement between the Company and Abbott and the decrease in 1994 was a result of decreased revenue recognized pursuant to such agreement. Amounts earned under the collaborative agreements with Abbott may vary substantially in the future.



     Initial orders for the Company's first product, Fentanyl Oralet(R), were placed beginning in July 1994. The FDA-approved marketing plan for Fentanyl Oralet contemplated a controlled product introduction, under which the product would be sold only to institutions that received extensive training in the proper use of the product by Abbott anesthesia specialists. As a result of the controlled introduction, only limited sales of Fentanyl Oralet occurred during 1994 and 1995. Because Fentanyl Oralet was used safely during the controlled roll-out period, as determined by the FDA's Anesthetic and Life Support Drug Advisory Committee in December 1995, in March 1996 the FDA eased the initial constraints on advertising, promotion and distribution. Fentanyl Oralet can now be used by clinical personnel who have been trained by Abbott's sales force.



     Under the Company's agreement with Abbott, Abbott manufactures Fentanyl Oralet and sells it to the Company at a price which reflects Abbott's cost of manufacturing. The Company then resells the product to Abbott at a price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on product sales by Abbott.


  Operating Expenses.


     The Company's research and development expenses increased from $1,793,000 in 1993 to $3,210,000 in 1994 and $5,228,000 in 1995. The increase in research and development expenses in 1995 was due primarily to higher expenditures for the Actiq cancer pain program and increased research and development and clinical trials for other products. Such expenditures, which included $153,000 of accrued bonuses in the fourth quarter, were higher in the fourth quarter of 1995 than in previous quarters in 1995. The increase in 1994 was due primarily to higher expenditures for new product development, including clinical trials.



     The Company's selling, general and administrative expenses increased from $553,000 in 1993 to $1,329,000 in 1994 and $2,219,000 in 1995. The increase in selling, general and administrative expenses in 1995 was due primarily to higher expenditures resulting from additional executives and employees including $94,000 of accrued bonuses in the fourth quarter of 1995, increased support required for research and development, patent and corporate development activities and the expensing in the fourth quarter of $310,000 of patent costs incurred in 1995 as a result of the change in method of accounting for external legal costs related to patents. The increase from 1993 to 1994 was due primarily to expansion of the Company's senior management team, higher expenditures for consulting, travel, legal, insurance and other costs associated with being a public company. The Company expects that its selling, general and administrative expenses will increase in 1996 as a result of the increased support required for research and development, patent and corporate development activities.


  Non Operating Income (Expense).

     The Company's interest income increased from $9,780 in 1993 to $883,000 in 1994 and $1,366,000 in 1995. The increase in 1994 was primarily due to higher average invested balances resulting from proceeds from the sale of common stock in the Company's 1994 public offering. The increase in 1995 was primarily due to higher interest rates, partially offset by lower average balances invested.

     The Company's interest expense increased from $4,527 in 1993 to $17,600 in 1994 and $100,000 in 1995 primarily due to interest expense related to borrowings on the Company's revolving/term loan in 1995 (See Note 5 to Financial Statements).

  Income Taxes.

     As of December 31, 1995, the Company had net operating loss carryforwards of approximately $11 million and research and development tax credit carryforwards of $480,000 that expire from 2003 to 2010. A portion of the Company's net operating loss and research and development tax credit carryforwards are subject to an annual limitation in future periods pursuant to the "change in ownership" rules under section 382 of the Internal Revenue Code of 1986, as amended. Based upon the amount of carryforwards subject to limitation, the date the limitation arose, and the estimated value of the Company on the change of ownership date, the Company believes that the limitation will not have a material impact on the future use of net operating loss and research and development tax credit carryforwards. The Company's ability to realize the benefit of the deferred tax asset related to the net operating loss and research and development tax credit carryforwards will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes a full valuation allowance should be provided (See Note 9 to Financial Statements).

  Cumulative Effect of Change in Accounting

     Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs will be expensed as incurred. The Company believes that the change will provide better comparison with the Company's industry peers, the majority of which expense these costs prior to FDA approval. The cumulative effect of this accounting change for years prior to 1995, which is shown separately in the statement of operations for 1995, resulted in a charge to operations of $1,041,047 or $.15 per share (See Note 2 to Financial Statements).

  Net Loss.

     As a result of the increase in research and development, selling, general and administrative activities and other factors discussed above, the net loss increased from $838,580 or $.62 per share in 1993 to $2,949,225 or $.51 per share in 1994 and $5,741,839 or $.80 per share in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to January 1994, the Company had funded its operations primarily through private equity financings and through contract payments pursuant to the Company's agreements with Abbott. In February 1994, the Company realized net proceeds of $28,538,350 through the issuance of common stock in an initial public offering and approximately $1,426,000 from the exercise of warrants held by Abbott. In conjunction with the conversion of preferred stock, a one time payment of accrued dividends of $491,884 was made in February 1994.

     During 1995, the Company realized cash proceeds of $224,334 relating to the exercise of stock options and collections on notes receivable from issuance of common stock. As of December 31, 1995, the Company had cash and cash equivalents totaling $3,540,147, $1,530,000 in a certificate of deposit as collateral for a revolving/term loan as described below, and $16,773,547 in marketable debt securities which are available for sale (See Note 3 to Financial Statements). Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $21,843,694 as of December 31, 1995. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

     The Company's use of cash in operating activities increased from $743,000 in 1993 to $2,529,000 in 1994 and $4,791,000 in 1995. The increase in cash used was a direct result of the increase in research and development and selling, general and administrative activities discussed above.

     During 1995, the Company made capital expenditures of approximately $1,592,000, as compared to capital expenditures of $361,000 and $16,035 in 1994 and 1993 respectively. The increase in capital expenditures in 1995 was due to the Company's remodeling of new facilities. In order to finance the capital expenditures, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000 which is collateralized by a $1,530,000 certificate of deposit purchased in 1995. Such loan converted to a 10 year term loan on May 15, 1995.

     Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs will be expensed as incurred. During 1995, 1994 and 1993 the Company paid approximately $360,000, $190,000 and $147,000 in patent costs, respectively.

     During 1995 the Company paid $35,548 on capital lease obligations as compared to $56,503 and $45,604 in 1994 and 1993 respectively.

     The Company expects to continue to incur substantial expenses related to the continuation and expansion of research and development, including clinical trials, and increased selling and administrative activities over at least the next several years. The Company anticipates that its existing cash, cash equivalents and marketable debt securities, interest earned thereon, and funding under the 1996 agreement with Abbott will enable it to maintain its current and planned operations at least through 1997. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, the status of competitive products, the establishment of collaborative relationships with other companies and other factors.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company has determined that based on information available as of December 31, 1995, SFAS No. 121 would have no impact on the Company when adopted.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method. The Statement also requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. The Statement is effective for financial statements for fiscal years that begin after December 15, 1995. The Company has elected to continue to apply the current stock based compensation methods pursuant to APB 25 and to furnish the additional disclosures required by SFAS No. 123.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Anesta Corp.:

     We have audited the accompanying balance sheets of Anesta Corp. (a development stage enterprise) as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995 and for the period from inception (August 1, 1985) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anesta Corp. (a development stage enterprise) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, and for the period from inception (August 1, 1985) to December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, effective January 1, 1995 the Company changed its method of accounting for external legal costs related to patents.

Salt Lake City, Utah
March 1, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

     The following table sets forth certain information concerning the executive officers and directors of the Company as of March 31, 1996:

                    NAME                       AGE                     POSITION
- ---------------------------------------------  ---     ----------------------------------------
William C. Moeller...........................  57      President, Chief Executive Officer,
                                                       Treasurer and Director
Theodore H. Stanley, M.D. ...................  56      Chairman of the Board and Secretary
Thomas B. King...............................  41      Executive Vice President, Chief
                                                       Operating Officer and Director
Michael A. Busch, Ph.D. .....................  43      Vice President of Clinical Research and
                                                         Regulatory Affairs
Dennis L. Coleman, Ph.D. ....................  49      Vice President of Research and
                                                       Development
Steven A. Shoemaker, M.D. ...................  44      Vice President of Medical Affairs
Edwin M. Kania, Jr.(1)(2)....................  38      Director
Daniel L. Kisner, M.D.(2)....................  48      Director
Richard H. Leazer(1)(2)......................  54      Director
Emanuel M. Papper, M.D., Ph.D.(1)............  80      Director

- ---------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     William C. Moeller has been President and Chief Executive Officer of the Company since he co-founded the Company in 1985. Prior to joining Anesta, Mr. Moeller held senior management positions with several medical companies that manufactured products for orthopedic and cardiovascular surgery and for anesthesiology. These positions included general management responsibilities in the large multinational companies of Howmedica, Inc., a medical devices company, from 1964 to 1973 and The BOC Group, from 1973 to 1981, in its medical division. Mr. Moeller was Chief Operating Officer of Symbion, Inc., a company in the field of artificial organs, from 1982 to 1985. He received an M.B.A. degree from Harvard Graduate School of Business Administration in 1964.

     Theodore H. Stanley, M.D. has been Chairman of the Board of Directors of the Company since he co-founded the Company in 1985. Dr. Stanley served as Medical Director of the Company from 1985 to April 1994. He also has been Professor of Anesthesiology and Professor of Surgical Research at the University of Utah School of Medicine since 1978. Dr. Stanley has also been an Adjunct Professor of Anesthesiology at the University of Texas (Houston) since 1985. He is internationally known for his work in the clinical testing of intravenous anesthetic drugs and has been a clinical research investigator for numerous pharmaceutical companies in the investigation of new anesthetic drugs. Dr. Stanley received an M.D. degree from Columbia University, College of Physicians and Surgeons in 1965.

     Thomas B. King has been Executive Vice President, Chief Operating Officer and a Director of the Company since December 1994. Prior to joining Anesta, he was employed by Somatogen, Inc., a biotechnology company, from January 1990 to December 1994 as Vice President of Marketing and Business Development. Prior to joining Somatogen, he was director of the Cardiovascular Business Unit at Abbott, a pharmaceutical company from January 1988 to December 1989 and held various marketing and business development positions at Anaquest, the pharmaceutical division of BOC Healthcare, a producer of medical gases and manufacturer of medical devices and pharmaceuticals from June 1982 to December 1987. Mr. King received an M.B.A. in finance and marketing from the University of Kansas in 1982.

     Michael A. Busch, Ph.D. has been Vice President of Clinical Research and Regulatory Affairs of the Company since March 1992. Prior to joining Anesta, he was employed at Glaxo, Inc., a pharmaceutical company, where he served as Senior Clinical Research Scientist from March 1988 to September 1988 and as Assistant Director of Clinical Research and Assistant Director of R&D Project Management from September 1988 to February 1992. He held several positions at Abbott from 1983 to 1988, most recently as Senior Clinical Research Associate. Dr. Busch received a Ph.D. degree in Physiology and Biophysics from Colorado State University in 1981.

     Dennis L. Coleman, Ph.D. has been Vice President of Research and Development of the Company since March 1992 and served as Director, Technical Marketing at the Company from April 1991 to February 1992. Prior to joining Anesta, he was a founder of Albion Instruments, a company specializing in the analysis of anesthetic gases, where he served as Clinical Director from 1981 to August 1990. He also served as a consultant to Anesta from September 1990 to March 1991. He served as Research Associate Professor at the College of Pharmacy, Department of Pharmaceutics from 1985 to 1987 and as Research Assistant Professor, Department of Surgery, College of Medicine, Division of Artificial Organs from 1981 to 1986 at the University of Utah. Dr. Coleman received a Ph.D. degree in Pharmaceutics from the University of Utah in 1980.

     Steven A. Shoemaker, M.D. has been Vice President of Medical Affairs since April 1994. Prior to joining Anesta, he was employed by Somatogen, Inc., a biotechnology company, from February 1993 to March 1994 as Senior Vice President and from June 1989 to February 1993 as Vice President of Drug Development and Medical Affairs. He was Assistant Professor of Medicine at the University of Colorado Health Sciences Center from July 1985 to June 1988. He received an M.D. degree from the University of California at Los Angeles in 1978.

     Edwin M. Kania, Jr. has served as director of the Company since April 1987. Since 1985, Mr. Kania has been a special limited partner of Morgan, Holland Partners, L.P., the general partner of Morgan, Holland Fund, L.P., a venture capital firm, (Morgan, Holland), which is a major stockholder of the Company. He also serves as Managing General Partner of Morgan, Holland Fund II, L.P., a venture fund organized in 1998 and as Managing General Partner of One Liberty Fund III, L.P., a venture fund organized in 1995. Mr. Kania is currently also a director of PerSeptive Biosystems, Inc., a supplier to the pharmaceutical and biotechnical industries, and Cytyc Corporation, a diagnostic company. Mr. Kania received an M.B.A. degree from Harvard Graduate School of Business Administration in 1982.

     Daniel Kisner, M.D. has served as a director of the Company since February 1996. Dr. Kisner has served as Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company, since February 1993, as a Director since March 1991 and as President since May 1994. From March 1991 until February 1993, he was Executive Vice President of Isis. From December 1988 until March 1991, he was Division Vice President of Pharmaceutical Development for Abbott. From March 1988 until November 1988, Dr. Kisner served as the Vice President, International Clinical Research and Development for Smith Kline & French Laboratories and from May 1985 until March 1988 he served as Vice President, Clinical Research R & D, Continental Europe for the same company. Dr. Kisner was an Associate Professor of Oncology at the University of Texas and an acting Associate Director at the National Cancer Institute. Dr. Kisner received an M.D. from Georgetown University in 1972.

     Richard H. Leazer has served as a director of the Company since February 1994. Mr. Leazer has served as Managing Director of the Wisconsin Alumni Research Foundation, a not-for-profit corporation supporting research at the University of Wisconsin, since March 1993. Prior to such time, he was President of Ohmeda, an anesthesia device and equipment manufacturer and a division of BOC HealthCare, from 1988 to September 1992 and was President of Anaquest, an anesthesia pharmaceutical company and a division of BOC HealthCare, from 1981 to 1988. Mr. Leazer received an M.B.A. degree from Drexel University in 1966.

     Emanuel M. Papper, M.D., Ph.D. has been a director of the Company since July 1990. He has been Professor of Anesthesiology at the University of Miami since 1969 and was Professor of Pharmacology there from 1974 to 1981. Dr. Papper also served as the Vice President for Medical Affairs and the Dean of the University of Miami School of Medicine from 1969 to 1981. Prior to that time, Dr. Papper was a Professor of Anesthesiology and Chairman of the Department of Anesthesiology at Columbia University from 1949 to 1969. Dr. Papper served as a director of Abbott from 1971 to 1984. He received an M.D. degree from New York University in 1938 and a Ph.D. degree in English Literature from the University of Miami in 1990. In addition, Dr. Papper holds numerous honorary degrees.

COMMITTEES

     The Audit Committee consists of Messrs. Kania and Leazer and Dr. Kisner. The Audit Committee makes recommendations to the Board regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluates the Company's internal audit and control functions.

     The Compensation Committee consists of Messrs. Kania and Leazer and Dr. Papper. The Compensation Committee administers the Company's stock option plans and its employee stock purchase plan and makes recommendations to the Board concerning salaries and incentive compensation for employees and consultants of the Company.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

     The Company's directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth, for the fiscal year ended December 31, 1995, certain compensation, including salary, bonuses, stock options and certain other compensation, awarded or paid to, or earned by, the Company's Chief Executive Officer and its four most highly compensated executive officers at December 31, 1995 (the Named Executive Officers).

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                               ANNUAL COMPENSATION    ------------
                                                               -------------------     SECURITIES
                                                                SALARY      BONUS      UNDERLYING
             NAME AND PRINCIPAL POSITION               YEAR      ($)         ($)        OPTIONS
- -----------------------------------------------------  ----    --------    -------    ------------
William C. Moeller...................................  1995    $150,000    $28,000           --
  President, Chief Executive                           1994     131,667     20,000       25,000
  Officer and Treasurer                                1993      90,865         --       17,606
Michael A. Busch.....................................  1995     120,250     24,000       10,000
  Vice President, Clinical Research                    1994     101,667     16,000       15,000
  and Regulatory Affairs                               1993      85,000         --       14,000
Dennis L. Coleman....................................  1995     126,462     20,400       10,000
  Vice President, Research and                         1994     100,834     16,000       15,000
  Development                                          1993      87,467         --       14,600
Thomas B. King.......................................  1995     143,001     27,000       42,500
  Executive Vice President and                         1994       6,050         --       85,000
  Chief Operating Officer(1)                           1993          --         --           --
Steven A. Shoemaker..................................  1995     140,000     23,800       10,000
  Vice President, Medical                              1994     123,302     15,000       50,000
  Affairs(2)                                           1993          --         --           --

- ---------------

(1) Mr. King became an officer and employee of the Company during 1994.

(2) Dr. Shoemaker became an officer and employee of the Company during 1994.

STOCK OPTION PLANS

     In October 1989, the Company adopted a Stock Option Plan (the 1989 Plan) under which 250,000 shares are reserved for issuance upon exercise of options granted to employees, officers, directors and consultants of the Company. In September 1993, the Company adopted the 1993 Stock Option Plan (the 1993 Plan) under which 750,000 shares are reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company and its affiliates. The 1989 Plan and 1993 Plan (collectively, the Option Plans) will terminate in October 1999 and September 2003, respectively, unless sooner terminated by the Board of Directors.

     The 1993 Plan provides for the grant of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options. The 1989 Plan provides only for the grant of nonstatutory stock options. The Board has delegated administration of the Option Plans to the Compensation Committee, which is comprised of disinterested directors. Subject to the limitations set forth in the Option Plans, the Compensation Committee has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each option, to determine whether an option is to be an incentive stock option or a nonstatutory stock option (under the 1993 Plan), to establish vesting schedules, to specify the type of consideration to be paid to the Company upon exercise and, subject to certain restrictions, to specify other terms of the options.

     The maximum term of options granted under the Option Plans is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per optionee; portions in excess of such amount shall be treated as nonstatutory stock options. Options granted under the 1993 Plan are non-transferable and generally expire forty-five days after the termination of an optionee's service to the Company. In general, under the 1993 Plan, if an optionee is permanently disabled or dies during his or her service to the Company, such person's option may be exercised up to twelve months following such death or termination due to such disability.

     The Board has discretion in connection with a merger, consolidation or liquidation involving the Company to prescribe the terms and conditions for the exercise of, or modification of the options granted under the 1993 Plan. Under the 1989 Plan, (i) in the case of a merger or consolidation where the Company is the surviving corporation, options shall pertain and apply to the same number securities as the optionee would be entitled if such optionee had owned the shares on the date of the consolidation or merger and (ii) in the event of a dissolution or liquidation of the Company, or the sale of all or substantially all of the assets of the Company, or a consolidation or merger in which the Company is not the surviving corporation, the option vesting will accelerate and can be exercised or will be terminated.

     The exercise price of incentive stock options must equal at least the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options under the 1993 Plan may be no less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant and the term of these options cannot exceed five years.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth for the Named Executive Officers certain information regarding options granted for the year ended December 31, 1995:

                                                                                    POTENTIAL REALIZABLE
                                           PERCENT OF                                 VALUE AT ASSUMED
                                             TOTAL                                    ANNUAL RATES OF
                             NUMBER OF      OPTIONS                                     STOCK PRICE
                             SECURITIES    GRANTED TO                                 APPRECIATION FOR
                             UNDERLYING    EMPLOYEES     EXERCISE                      OPTION TERM(2)
                              OPTIONS       IN 1995        PRICE      EXPIRATION    --------------------
            NAME             GRANTED(#)      (%)(1)      ($/SHARE)       DATE        5%($)       10%($)
- ---------------------------- ----------    ----------    ---------    ----------    --------    --------
William C. Moeller..........       --           --             --         --              --          --
Michael A. Busch............   10,000           5%        $  5.25      3/15/2000    $ 14,504    $ 32,051
Dennis L. Coleman...........   10,000            5           5.25      3/31/2000      14,504      32,051
Thomas B. King..............   42,500           22          10.25     10/09/2000     120,355     265,953
Steven A. Shoemaker.........   10,000            5           5.25      4/15/2000      14,504      32,051

- ---------------

(1) Based on 196,750 options granted in 1995.

(2) The potential realizable value is based on the term of the option at its time of grant (five years in the case of these options). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

     The following table sets forth for the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the fiscal year ended December 31, 1995 and the fiscal year-end number and value of unexercised options:

                                                                                            VALUE OF
                                                                        NUMBER OF         UNEXERCISED
                                                                       UNEXERCISED        IN-THE-MONEY
                                                                        OPTIONS IN         OPTIONS IN
                                                                           1995             1995($)
                                 SHARES ACQUIRED        VALUE          EXERCISABLE/       EXERCISABLE/
              NAME               ON EXERCISE(#)     REALIZED($)(1)    UNEXERCISABLE     UNEXERCISABLE(2)
- -------------------------------- ---------------    --------------    --------------    ----------------
William C. Moeller..............      30,000           $137,250        58,980/15,626    $368,660/$39,065
                                      10,000             35,750
Michael A. Busch................          --                 --        41,012/23,588     302,699/107,501
Dennis L. Coleman...............       4,000             18,800        27,836/23,276     192,292/103,934
                                       1,000              4,700
Thomas B. King..................          --                 --       24,790/102,710      78,800/176,200
Steven A. Shoemaker.............          --                 --        23,227/36,773       44,603/82,897

- ---------------

(1) Based on the fair market value of the Common Stock as of the exercise date as reported on the Nasdaq National Market, minus the exercise price, multiplied by the number of shares underlying the option.

(2) Based on the fair market value of the Common Stock as of December 31, 1995 as reported on the Nasdaq National Market, minus the exercise price, multiplied by the number of shares underlying the option.

EMPLOYEE STOCK PURCHASE PLAN

     In November 1993, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan), authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees purchase Common Stock of the Company through payroll deductions. The Purchase Plan is implemented by offerings of rights to eligible employees. Generally, Common Stock is purchased for accounts of employees participating in the Purchase Plan at a price per share equal to the lower of
(i) 85% of the fair market value of a share of Common Stock on the date of commencement of participation in the offering or (ii) 85% of the fair market value of a share of Common Stock on the date of purchase and generally must be held after purchase for a period of at least six months. Generally all regular employees, including executive officers, who work at least 20 hours per week and are customarily employed by the Company or a subsidiary of the Company for at least five months per calendar year may participate in the Purchase Plan and may authorize payroll deductions of up to 15% of their base compensation for the purchase of stock under the plan. The Purchase Plan will terminate in November 2003.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

     In December 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Plan (the Directors' Plan) to provide for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 150,000. Each non-employee director of the Company receives stock option grants under the Directors' Plan. Only non-employee directors of the Company or affiliates of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the Code.

     Option grants under the Directors' Plan are non-discretionary. Each person who is, after the effective date of the initial public offering of shares of the Company's Common Stock, elected for the first time to be a non-employee director shall, upon the initial election date to be a non-employee director by the Board of Directors or stockholders of the Company, be granted an option to purchase 10,000 shares of Common Stock of the Company under the Directors' Plan. On the first business day of each calendar year each member of the Company's Board of Directors who is not an employee of the Company and has served as a non-employee director for at least three months or, where specified by the non-employee director, an affiliate of such director, is automatically granted under the Directors' Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 1,500 shares of Common Stock of the Company. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan may be exercised:
(i) in installments over a period of three years from the date of grant in three equal installments commencing on the date one year after the date of grant, provided that the optionee has, during the entire period prior to such vesting date, continuously served as a nonemployee director, or (ii) until the date upon which such optionee, or the affiliate of such optionee, as the case may be, terminates his service as a non-employee director for any reason or for no reason, the option shall terminate on the earlier of the expiration date of the option or the date three months following the date of termination of service. The term of options granted under the Directors' Plan is five years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, each option either will continue in effect, if the Company is the surviving entity, or will be assumed or an equivalent option will be substituted by the successor corporation, if the Company is not the surviving entity.

     During the last fiscal year, the Company granted options covering 4,500 shares to each non-employee director of the Company, at an exercise price per share of $5.375, which was equal to the fair market value on the date of grant (based on the closing sales price reported in the Nasdaq National Market). As of December 31, 1995, 1,250 options had been exercised under the Directors' Plan.

     In the event of a merger, consolidation, reverse merger or reorganization, the surviving corporation shall assume any options outstanding under the Directors' Plan or will substitute similar options for those outstanding under the Directors' Plan or, if the Company is the surviving corporation, such options will continue in full force and effect.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     The Company's Bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and officers.

     In addition, the Company's Certificate of Incorporation provides that the Company's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee is a former or current officer of the Company.

                      REPORT OF THE COMPENSATION COMMITTEE
                           OF THE BOARD OF DIRECTORS

     Until 1994, the Board of Directors (the "Board") of the Company was responsible for establishing the Company's compensation programs for all executive officers. Beginning in 1994, the Board delegated to the Compensation Committee (the "Committee") of the Board the authority to establish and administer the Company's compensation programs. The Committee is currently composed of three non-employee directors: Mr. Kania, Mr. Leazer and Dr. Papper. The Committee is responsible for setting and administering the policies which govern executive salaries, bonuses (if any) and stock ownership programs. The Committee annually evaluates the performance, and determine the compensation, of the Chief Executive Officer (the CEO) and the other executive officers of the Company, based upon a mix of the achievement of corporate goals, individual performance and comparisons with other pharmaceutical and drug delivery companies.

     The policies of the Company with respect to compensation of executive officers, including the CEO, are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value. To meet these goals, the Committee adopted a mix among the compensation elements of salary, bonus and stock options, with a bias toward stock options, to emphasize the link between executive incentives and the creation of stockholder value as measured by the equity markets. In general for 1995, the salaries, bonuses and stock option awards of executive officers were linked to the Company's achievement of corporate performance criteria with respect to progress in product development programs (particularly the cancer pain program), the controlled roll-out of Fentanyl Oralet, expanding the Company's management team through the integration of a Chief Operating Officer, strengthening the Company's pharmaceutical product development capabilities, further development of the Company's corporate partnering strategy, public company matters and stock price performance. In order to conserve the Company's financial resources, and in order to reflect the Company's size and stage of development in relation to the companies included in industry compensation surveys reviewed by the Committee, the Committee determined to provide for base salaries at or below the mid-point of the compensation range for such companies. Bonuses were awarded to certain executive officers based on the same corporate performance criteria noted above plus the achievement of individual objectives. In general, the bonus program is designed to allow each executive officer to realize total dash compensation that is slightly below or meaningfully above industry averages, based on performance. Base salary and bonus were supplemented by awards under the Company's stock option plan, designed to provide long-term incentives to all employees of the Company. Stock option awards were set in the mid-range compared to the companies included in the industry surveys considered by the Committee. Each of these components is discussed in turn below.

BASE SALARY

     Base salaries for all executive officers of the Company were established at or below the mid-point of the range for companies included in the compensation surveys considered by the Committee. In establishing such salaries, the Committee also considers each officer's level of industry experience, individual achievement and overall contribution to the achievement of corporate objectives.

BONUSES

     The Company paid bonuses to its CEO and four other executive officers in 1995, in amounts ranging from $20,400 to $28,000. Such bonuses were based on the extent to which the corporate goals described above were achieved, and represented approximately 20% of each such officer's base salary.

OPTION PLANS

     The option plans offered by the Company have been established to provide all executive officers of the Company with an opportunity to share, along with stockholders of the Company, in the long-term performance of the Company. Periodic grants of stock options are generally made to all eligible employees. These grants have been reviewed by the Compensation Committee. As the base salaries for executive officers of the Company historically have been below the mid-point of the range for comparable companies, the Company has used stock options as the primary incentive to attract and retain its executive officers. In awarding stock options, the Compensation Committee considers individual performance and overall contribution to the Company and also considers the number of unvested stock options held by the officer and the total number of stock options available to be awarded under the stock option plan. The Committee also considers the stock option practices of a self-selected group of other pharmaceutical, biotechnology and drug-delivery companies. After considering the criteria relating to awarding stock options, the Board determined that four executive officers would receive option grants in the year ended December 31, 1995. Stock options granted under the stock option plans generally have a four-year vesting schedule and generally expire five years from the date of grant. The exercise price of options granted under the stock option plans was 100% of fair market value of the underlying stock on the date of grant for all officers who were granted options during 1995.

CEO COMPENSATION

     Mr. Moeller's base salary and grants of stock options were determined in accordance with the criteria described above. The base salary of Mr. Moeller was set at an annual rate of $150,000 commencing January 1, 1995, which represented an increase from his base salary of $131,667 in 1994. In setting such salary level, the Committee considered salary surveys prepared by Radford Associates, Ward Howell and Ernst & Young for other companies in the pharmaceutical, biotechnology and drug delivery sectors. Mr. Moeller's salary was set below the mid-point of the range for such companies, reflecting the Company's size and stage of development in relation to such companies and the Committee's desire to conserve the Company's financial resources. Mr. Moeller also received a bonus of $28,000 for 1995. Such salary and bonus were based on the extent to which the performance objectives described above were achieved. The Committee determined that certain of such objectives were fully satisfied, and others were partially satisfied, in 1995.

SECTION 162(M) OF THE INTERNAL REVENUE CODE

     Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The statute containing this law and the applicable proposed Treasury regulations offer a number of transitional exceptions to this deduction limit, including an exemption for compensation plans, arrangements and binding contracts in existence prior to the time the Company became a "publicly held corporation" within the meaning of the Code. As a result, the Board belives that at the present time it is quite unlikely that the compensation paid to any Named Executive Officers in a taxable year which is subject to the deduction limit will exceed $1 million. Therefore, the Board has not yet established a policy for determining which forms of incentive compensation awarded to its Named Executive Officers shall be designed to qualify as "performance-based compensation." The Board intends to continue to evaluate the effects of the statute and any final Treasury regulations and to comply with Code Section 162(m) in the future to the extent consistent with the best interests of the Company.

                             COMPENSATION COMMITTEE
                              Edwin M. Kania, Jr.
                         Emanuel M. Papper, M.D., Ph.D.
                               Richard H. Leazer

                               PERFORMANCE CHART



               COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN*
               AMONG ANESTA CORP., NASDAQ STOCK MARKET-US INDEX
                AND THE BIOCENTURY DRUG DELIVERY SECTOR INDEX




                                    1/28/94     3/94     6/94     9/94     12/94     3/95     6/95     9/95     12/95
- ---------------------------------------------------------------------------------------------------------------------
ANESTA CORP.                          100        84        64       71        43       40      77        87       74
NASDAQ STOCK MARKET-US                100        93        89       96        95      104     119       133      135
BIOCENTURY DRUG DELIVERY SECTOR       100        85        72       75        67       70      82       108      118



** 100 INVESTED ON 01/28/94 IN STOCK OR INDEX -
   INCLUDING REINVESTMENT OF DIVIDENDS.
   FISCAL YEAR ENDING DECEMBER 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 1996, by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of Common Stock owned by them.

                                                                           NUMBER
                                                                         OF SHARES       PERCENT
                                                                        BENEFICIALLY   BENEFICIALLY
                       NAME OF BENEFICIAL OWNER                            OWNED       OWNED(1)(2)
- ----------------------------------------------------------------------  ------------   -----------
Morgan, Holland Fund, L.P.............................................     1,412,345       19.5%
  c/o One Liberty Ventures
  One Liberty Square,
  Boston, Massachusetts 02109
Edwin M. Kania, Jr.(3)................................................     1,418,845       19.6
  c/o One Liberty Ventures
  Morgan, Holland Fund, L.P.
  One Liberty Square,
  Boston, Massachusetts 02109
Abbott Laboratories...................................................     1,202,840       16.6
  One Abbott Park Road, D-980, AP30
  Abbott Park, IL 60064-3500
Theodore H. Stanley and Stanley Research Foundation(4)................       734,514       10.0
  4745 Wiley Post Way
  Plaza 6, Suite 650
  Salt Lake City, UT 84116
William C. Moeller(5).................................................       651,549        8.9
  4745 Wiley Post Way
  Plaza 6, Suite 650
  Salt Lake City, UT 84116
The Capital Group Companies, Inc.(6)..................................       460,000        6.4
Daniel L. Kisner......................................................            --         --
Thomas B. King(7).....................................................        38,854          *
Richard H. Leazer(8)..................................................         5,187          *
Emanuel M. Papper(9)..................................................        21,353          *
Michael A. Busch(10)..................................................        48,764          *
Dennis L. Coleman(11).................................................        59,632          *
Steven A. Shoemaker(12)...............................................        30,051          *
All executive officers and directors as a group (10 persons) (3)-(5)
  and (7)-(12)........................................................     3,008,749       39.6%

- ---------------

  *  Less than one percent.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 1996, are deemed outstanding for computing the percentage of the person or entity holding such securities, but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Percentage of beneficial ownership is based on 7,225,331 shares of Common Stock outstanding as of March 31, 1996.

 (3) Includes 1,412,345 shares held by Morgan, Holland Fund, L.P., 1,000 shares held by One Liberty Ventures Retirement Trust for the benefit of Edwin M. Kania, Jr., and options to purchase 5,500 shares of Common Stock held by Mr. Kania but subject to a sharing agreement with other general partners of One Liberty Ventures. Mr. Kania, a director of the Company, is a special limited partner of Morgan, Holland Partners, L.P., the general partner of Morgan, Holland. Mr. Kania disclaims beneficial ownership of the shares held by Morgan, Holland except to the extent of his pecuniary interest therein.

 (4) Includes options exercisable for 153,749 shares of Common Stock. Of the 734,514 shares, Dr. Stanley owns 390,649 shares, Mary Ann Stanley, Dr. Stanley's spouse, owns 236,900 shares, the Stanley Research Foundation owns 82,065 shares and Dr. Stanley owns 24,900 shares jointly with Ellen Stanley.

 (5) Includes options exercisable for 54,584 shares of Common Stock.

 (6) The Capital Group Companies, Inc., Capital Research and Management Company, and SMALLCAP World Fund, Inc. have together filed a Schedule 13G pursuant to which they report sole or shared voting and dispositive power over 460,000 shares owned as of December 31, 1995. Capital Research and Management Company is an Investment Adviser and is a wholly owned subsidiary of The Capital Group Companies, Inc. and serves as investment adviser to SMALLCAP World Fund, Inc., a registered investment company.

 (7) Includes options exercisable for 38,071 shares of Common Stock.

 (8) Includes options exercisable for 5,187 shares of Common Stock.

 (9) Includes options exercisable for 8,853 shares of Common Stock.

(10) Includes options exercisable for 46,180 shares of Common Stock.

(11) Includes options exercisable for 29,484 shares of Common Stock.

(12) Includes options exercisable for 28,956 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Relationship with Abbott. In December 1989, Anesta entered into a research and development, license, supply and distribution agreement with Abbott, under the agreement, as amended, Anesta granted to Abbott the exclusive right to make, use and market in the U.S. OT-products resulting from technology owned or licensed by Anesta consisting of the OT-fentanyl product line or other central nervous system acting drugs or intermediates thereof used for pre-medication, sedation, analgesia, diagnostic procedures, emergency room, post operative pain, burn treatment or cancer-related pain management. Abbott's exclusive license terminates upon the expiration of the last U.S. patent relative to such licensed technology. Under the 1989 Agreement, Abbott has provided development funding and milestone payments and Abbott is obligated to pay royalties and other payments on product sales. In 1995, the Company entered into two new funding agreements with Abbott under which Abbott agreed to provide to the Company $1,500,000 in each of 1995 and 1996 to further the development of Actiq for cancer pain. Through March 31, 1996, Abbott had paid a total of $8,250,000 and committed an additional $1,500,000 to be paid during the remainder of 1996. Abbott is Anesta's contract manufacturer for the OT-fentanyl product line and sells such products to Anesta. Anesta resells OT-fentanyl products to Abbott for marketing in the U.S. under Abbott's trademark Fentanyl Oralet and Anesta's trademark Actiq.

     The Company granted to Abbott International in February 1991 a license for OT-fentanyl products for all countries in the world other than the U.S. In August 1995, the Company and Abbott International amended the February 1991 license agreement to grant the Company an option to either terminate or make non-exclusive Abbott International's license rights to the OT-fentanyl product line, including Fentanyl Oralet and Actiq, in any country other than the U.S. In conjunction with the amendment, Abbott agreed to manufacture and sell to the Company, its distributors or licensees any OT-fentanyl products the Company requests from Abbott for distribution into a country for which the Company has exercised its option to terminate or made non-exclusive Abbott International's license. The amendment also reduced by $100,000 the Company's unearned advance royalty obligation to Abbott International, which amount was recognized as royalty revenue during the year ended December 31, 1995.

     Relationship with University of Utah Research Foundation. The Company has entered into a license agreement with the UURF with respect to the license by UURF to the Company of the Company's proprietary OT-system for drug delivery. Under the license agreement, the Company is obligated to pay to the UURF royalties based on Anesta's revenues related to sales of products incorporating the OT-system. Dr. Theodore H. Stanley has been Professor of Anesthesiology and Professor of Surgical Research at the University of Utah, an affiliate of the UURF, since 1978. As one of the inventors of the OT-system, Dr. Stanley may be entitled to a portion of the royalties obtained by the UURF from the Company in connection with the license of the technology to the Company pursuant to an unwritten policy of the University of Utah. In addition, the Company issued to the UURF 6,000 shares of the Company's Common Stock in connection with the issuance of the license.

     Relationship with Stanley Research Foundation. Dr. Stanley is the sole trustee of the Stanley Research Foundation (SRF), a not-for-profit entity. SRF makes grants to the University of Utah which are used to support the work of scientists and other employees of the University of Utah. The Company reimburses SRF for such grants. The Company obtains from SRF certain materials and services at the same cost as that paid by SRF. Such grants and purchasing arrangements totaled approximately $321,539 for the year ended December 31, 1995. Dr. Stanley receives no remuneration from SRF, and therefore does not benefit directly from the Company's arrangements with SRF.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)-1 INDEX TO FINANCIAL STATEMENTS

     The following documents are incorporated in Part II of this Annual Report in Item 8.

  (a)-2 FINANCIAL STATEMENT SCHEDULES

     None.

  (a)-3 EXHIBITS

     The exhibits to this Annual Report on Form 10-K are listed under Item 14(c) below.

     The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c):

      EXHIBIT
       NUMBER                                       DESCRIPTION
- --------------------   ----------------------------------------------------------------------
       10.2**          -- Registrant's 1989 Stock Option Plan.
       10.3**          -- Registrant's 1993 Stock Option Plan.
       10.4**          -- Form of Incentive Stock Option Agreement under the 1993 Stock
                          Option Plan, with related Schedule.
       10.5**          -- Form of Nonstatutory Stock Option Agreement under the 1993 Stock
                          Option Plan.
       10.6**          -- Employee Stock Purchase Plan and related offering document.
       10.7**          -- Stock option grant letters from the Registrant to William C.
                          Moeller, dated as of the dates set forth therein.
       10.8**          -- Stock option grant letters from the Registrant to Theodore H.
                          Stanley, dated as of the dates set forth therein.
       10.9**          -- Stock option grant letters from the Registrant to Emanuel Papper, dated as of the dates set forth therein.
       10.16**         -- 1993 Non-Employee Directors' Stock Option Plan.

  (b) REPORTS ON FORM 8-K

     None.

  (c) EXHIBITS

      EXHIBIT
       NUMBER                                       DESCRIPTION
- --------------------   ----------------------------------------------------------------------
        3.1**          -- Amended and Restated Certificate of Incorporation of Registrant.
        3.2**          -- Bylaws of Registrant.
        4.1**          -- Specimen stock certificate.
        4.2**          -- Reference is made to Exhibits 3.1 and 3.2.
       10.1**          -- Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
       10.2**          -- Registrant's 1989 Stock Option Plan.
       10.3**          -- Registrant's 1993 Stock Option Plan.
       10.4**          -- Form of Incentive Stock Option Agreement under the 1993 Stock
                          Option Plan, with related Schedule.
       10.5**          -- Form of Nonstatutory Stock Option Agreement under the 1993 Stock
                          Option Plan.
       10.6**          -- Employee Stock Purchase Plan and related offering document.
       10.7**          -- Stock option grant letters from the Registrant to William C.
                          Moeller, dated as of the dates set forth therein.
       10.8**          -- Stock option grant letters from the Registrant to Theodore H.
                          Stanley, dated as of the dates set forth therein.
       10.9**          -- Stock option grant letters from the Registrant to Emanuel Papper, dated as of the dates set forth therein.
       10.10**         -- Registration Rights Agreement between the Registrant and the parties named therein, dated as of April 14, 1987.
       10.11**         -- Technology License Agreement between the Registrant and the
                          University of Utah Research Foundation, dated as of September 16,
                          1985, as amended through December 3, 1993. (With certain portions in brackets deleted)
       10.12**         -- Research and Development, License, Supply and Distribution
                          Agreement between the Registrant and Abbott Laboratories, dated as of December 27, 1989, as amended through December 30, 1992. (With certain portions in brackets deleted)
       10.13**         -- Agreement between the Registrant and Abbott International Ltd., dated as of February 28, 1991, as amended through September 16,
                          1991. (With certain portions in brackets deleted)
       10.14**         -- Agreement between the Registrant, Stanley Research Foundation and
                          TheraTech, Inc., dated as of December 3, 1990. (With certain portions in brackets deleted)
       10.15**         -- Northgate Business Center Lease between the Registrant and Medforte
                          Research Foundation, dated as of October 1, 1990, as amended through May 1, 1993.
       10.16**         -- 1993 Non-Employee Directors' Stock Option Plan.
       10.17**         -- Registration Rights Agreement between Registrant and certain stockholders named therein.
       10.18***        -- Wiley Post Plaza Lease between the Registrant and Asset Management
                          Services, dated as of December 7, 1994.
       10.19****       -- Letter Agreement dated August 31, 1995, between the Company and
                          Abbott Laboratories.
       10.20****       -- Amendment to Agreement dated August 31, 1995, between the Company and Abbott International, Ltd.
       10.21****       -- Funding Agreement dated September 8, 1995, between the Company and
                          Abbott Laboratories.
       11.1****        -- Statement regarding calculation of net income (loss) per share.
       13.1***         -- 1994 Annual Report.

      EXHIBIT
       NUMBER                                       DESCRIPTION
- --------------------   ----------------------------------------------------------------------
       13.2****        -- Report on 10-Q for the period ending September 30, 1995.
       13.3*           -- 1995 Annual Report.
       18.1*****       -- Letter from Coopers & Lybrand L.L.P. regarding change in accounting principles.
       23.1***         -- 1994 Consent of Coopers & Lybrand L.L.P.
       23.2*****       -- 1995 Consent of Coopers & Lybrand L.L.P.
       24.1*****       -- Power of Attorney.

- ---------------
     * To be filed by amendment.

   ** Previously filed with the Commission as an exhibit to the Company's
      Registration Statement on Form S-1 (File No. 33-72608) and incorporated herein by reference thereto.

  *** Previously filed with the Commission as an exhibit to the Company's 1994
      Annual Report on Form 10-K (File No. 0-23160) and incorporated herein by reference thereto.

 **** Previously filed with the Commission as an exhibit to the Company's
      September 30, 1995 Form 10-Q (File No. 0-23160) and incorporated herein by reference thereto.
***** Previously filed with the Commission as an exhibit to the Company's 1995
      Annual Report on Form 10-K (File No. 0-23160) and incorporated herein by reference thereto.

                                  ANESTA CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                       1995            1994
                                                                   ------------     -----------
Current assets:
  Cash and cash equivalents......................................  $  3,540,147     $11,489,097
  Current portion of certificate of deposit......................       153,000
  Marketable debt securities, available-for-sale.................    16,773,547      14,903,346
  Accounts receivable -- Abbott..................................       410,432          16,764
  Prepaid expenses and other current assets......................        77,134          64,838
                                                                   ------------     -----------
          Total current assets...................................    20,954,260      26,474,045
                                                                   ------------     -----------
Property and equipment, at cost:
  Furniture and equipment........................................       870,042         812,857
  Leasehold improvements.........................................     1,509,430         251,507
  Accumulated depreciation.......................................      (480,372)       (335,191)
                                                                   ------------     -----------
                                                                      1,899,100         729,173
                                                                   ------------     -----------
Other assets:
  License agreements, net of accumulated amortization
     of $73,887 in 1994..........................................                     1,041,047
  Certificate of deposit.........................................     1,377,000
  Other assets...................................................        11,568          15,987
                                                                   ------------     -----------
                                                                      1,388,568       1,057,034
                                                                   ------------     -----------
          Total assets...........................................  $ 24,241,928     $28,260,252
                                                                   ============     ===========

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       1995            1994
                                                                   ------------     -----------
Current liabilities:
  Accounts payable...............................................  $    231,288     $   535,855
  Accrued liabilities:
     Accrued compensation........................................       247,741         100,736
     Other.......................................................       219,131          69,957
  Current portion of notes payable...............................       150,000
  Current portion of obligations under capital leases............        16,363          33,155
                                                                   ------------     -----------
          Total current liabilities..............................       864,523         739,703
Unearned advance royalty revenues................................       350,000         450,000
Obligations under capital leases.................................                        18,756
Notes payable....................................................     1,350,000
                                                                   ------------     -----------
          Total liabilities......................................     2,564,523       1,208,459
                                                                   ------------     -----------
Commitments (Notes 10 and 12)
Stockholders' equity:
  Common stock, par value, $.001 per share; Authorized:
     15,000,000 shares; Issued and outstanding: 7,207,716 in 1995 and 7,102,023
     in 1994.....................................................         7,208           7,102
  Additional paid-in capital.....................................    33,270,848      33,104,620
  Deficit accumulated during the development stage...............   (11,723,314)     (5,981,475)
  Treasury stock (345 shares), at cost...........................        (4,226)         (4,226)
  Notes receivable from issuance of common stock.................        (7,000)        (65,000)
  Unrealized gain (loss) on marketable debt securities,
     available-for-sale..........................................       133,889          (9,228)
                                                                   ------------     -----------
          Total stockholders' equity.............................    21,677,405      27,051,793
                                                                   ------------     -----------
          Total liabilities and stockholders' equity.............  $ 24,241,928     $28,260,252
                                                                   ============     ===========

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND FOR
        THE PERIOD FROM INCEPTION (AUGUST 1, 1985) TO DECEMBER 31, 1995

                                                                                   PERIOD FROM INCEPTION
                                                                                    (AUGUST 1, 1985) TO
                                          1995           1994           1993         DECEMBER 31, 1995
                                       -----------    -----------    ----------    ---------------------
Revenues:
  Product sales......................  $    60,725    $    37,276                      $      98,001
  Royalty revenue....................      101,775          1,116                            102,891
  Revenues from contract research....    1,514,000        811,710    $1,583,696            8,475,931
                                       -----------    -----------    ----------         ------------
          Total revenues.............    1,676,500        850,102     1,583,696            8,676,823
                                       -----------    -----------    ----------         ------------
Operating costs and expenses:
  Cost of goods sold.................       18,771         21,628                             40,399
  Royalties..........................        2,500          2,500                              5,000
  Research and development...........    5,228,392      3,210,177     1,792,648           14,542,006
  Depreciation and amortization......      157,647        102,514        84,532              589,935
  Selling, general and
     administrative..................    2,219,229      1,328,790       553,021            5,820,718
                                       -----------    -----------    ----------         ------------
          Total costs and expenses...    7,626,539      4,665,609     2,430,201           20,998,058
                                       -----------    -----------    ----------         ------------
          Loss from operations.......   (5,950,039)    (3,815,507)     (846,505)         (12,321,235)
Non operating income (expense):
  Interest income....................    1,365,605        883,408         9,780            2,386,284
  Interest expense...................      (99,931)       (17,628)       (4,527)            (241,470)
  Other..............................      (16,327)           602         2,772              (12,953)
                                       -----------    -----------    ----------         ------------
          Loss before provision for
            income taxes,
            extraordinary item and
            cumulative effect of
            accounting change........   (4,700,692)    (2,949,125)     (838,480)         (10,189,374)
Provision for income taxes...........         (100)          (100)         (100)             (23,305)
                                       -----------    -----------    ----------         ------------
          Loss before extraordinary
            item and cumulative
            effect of change in
            accounting...............   (4,700,792)    (2,949,225)     (838,580)         (10,212,679)
Extraordinary item -- reduction of
  income taxes arising from
  carryforward of prior years'
  operating losses...................                                                         22,296
Cumulative effect of change in
  accounting (Note 2)................   (1,041,047)                                       (1,041,047)
                                       -----------    -----------    ----------         ------------
          Net loss...................  $(5,741,839)   $(2,949,225)   $ (838,580)       $ (11,231,430)
                                       ===========    ===========    ==========         ============
Loss per common share amounts --
  Loss before extraordinary item and
     cumulative effect of change in
     accounting......................  $     (0.65)   $     (0.51)   $    (0.62)
  Extraordinary item.................
  Cumulative effect of change in
     accounting......................        (0.15)
                                       -----------    -----------    ----------
  Net loss per common share..........  $     (0.80)   $     (0.51)   $    (0.62)
                                       ===========    ===========    ==========
Shares used in computing net loss per
  common share.......................    7,177,220      6,721,434     1,345,418
                                       ===========    ===========    ==========

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1985) TO DECEMBER 31, 1995

                                                                                                         DEFICIT
                                    PREFERRED STOCK -- VOTING                 COMMON STOCK             ACCUMULATED
                                 --------------------------------   --------------------------------   DURING THE
                                                        PAID-IN                            PAID-IN     DEVELOPMENT
                                  SHARES     AMOUNT     CAPITAL      SHARES     AMOUNT     CAPITAL        STAGE
                                 --------   --------   ----------   --------   --------   ----------   -----------
Initial offering of common
  stock for cash on August 1,
  1985 (at $.02 per share).....                                       53,600   $    535   $      537
Issuance of common stock for
  cash on September 16, 1985
  (at $.20 per share)..........                                      290,500      2,906       55,194
Issuance of common stock for
  cash on November 12, 1985 (at
  $.70 per share)..............                                      149,000      1,490      102,810
Issuance of common stock for a
  License Agreement with the
  University of Utah on January
  31, 1986 (at $.70 per
  share).......................                                        6,000         60        4,140
Issuance of common stock for
  cash on January 31, 1986 (at
  $.70 per share)..............                                       37,500        376       25,874
Compensation recognized for
  compensatory stock options...                                                                  930
Loss from inception to December
  31, 1986.....................                                                                        $  (121,780)
                                                                    ---------  --------   -----------  ------------
Balance at December 31, 1986...                                      536,600      5,367      189,485      (121,780)
Issuance of common stock for
  cash on March 30, 1987, April
  14, 1987 and May 30, 1987 (at
  $1.40 per share).............                                      357,135      3,570      473,420
Compensation recognized for
  compensatory stock options...                                                                1,812
1987 net loss..................                                                                           (302,842)
                                                                    ---------  --------   -----------  ------------
Balance at December 31, 1987...                                      893,735      8,937      664,717      (424,622)
Exercise of stock options for
  cash.........................                                          500          5          345

                                                                                     UNREALIZED
                                                                       NOTES       GAIN (LOSS) ON
                                                                    RECEIVABLE     MARKETABLE DEBT
                                             TREASURY STOCK       FROM ISSUANCE     SECURITIES,
                                         ---------------------      OF COMMON     AVAILABLE-FOR-
                                         SHARES         AMOUNT        STOCK            SALE              TOTAL
                                         ------         -------   -------------   ---------------     ----------
Initial offering of common
  stock for cash on August 1,
  1985 (at $.02 per share).....                                                                        $    1,072
Issuance of common stock for
  cash on September 16, 1985
  (at $.20 per share)..........                                                                            58,100
Issuance of common stock for
  cash on November 12, 1985 (at
  $.70 per share)..............                                                                           104,300
Issuance of common stock for a
  License Agreement with the
  University of Utah on January
  31, 1986 (at $.70 per
  share).......................                                                                             4,200
Issuance of common stock for
  cash on January 31, 1986 (at
  $.70 per share)..............                                                                            26,250
Compensation recognized for
  compensatory stock options...                                                                               930
Loss from inception to December
  31, 1986.....................                                                                          (121,780)
                                                                                                       -----------
Balance at December 31, 1986...                                                                            73,072
Issuance of common stock for
  cash on March 30, 1987, April
  14, 1987 and May 30, 1987 (at
  $1.40 per share).............                                                                           476,990
Compensation recognized for
  compensatory stock options...                                                                             1,812
1987 net loss..................                                                                          (302,842)
                                                                                                       -----------
Balance at December 31, 1987...                                                                           249,032
Exercise of stock options for
  cash.........................                                                                               350

                                  ANESTA CORP.
                         (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1985) TO DECEMBER 31, 1995

                                                                                                         DEFICIT
                                    PREFERRED STOCK -- VOTING                 COMMON STOCK             ACCUMULATED
                                 --------------------------------   --------------------------------   DURING THE
                                                        PAID-IN                            PAID-IN     DEVELOPMENT
                                  SHARES     AMOUNT     CAPITAL      SHARES     AMOUNT     CAPITAL        STAGE
                                 --------   --------   ----------   --------   --------   ----------   -----------
Issuance of common stock for
  consulting services on
  December 20, 1988 (at $.20
  per share)...................                                        3,985   $     40   $      757
1988 net loss..................                                                                        $  (666,450)
                                                                    ---------  --------   -----------  ------------
Balance at December 31, 1988...                                      898,220      8,982      665,819    (1,091,072)
Conversion of senior promissory
  and demand notes and interest
  to voting preferred stock....   298,908   $ 29,891   $1,165,777
Issuance of voting preferred
  stock for cash on September
  25, 1989 (at $4.00 per
  share).......................    26,545      2,654      103,525
1989 net loss..................                                                                           (550,811)
                                 --------   --------   -----------  ---------  --------   -----------  ------------
Balance at December 31, 1989...   325,453     32,545    1,269,302    898,220      8,982      665,819    (1,641,883)
Issuance of voting preferred
  stock for technology on
  October 1, 1990 (at $.10 per
  share).......................    12,000      1,200
Exercise of stock options
  for cash.....................                                        4,594         46        3,280
1990 net income................                                                                             91,445
                                 --------   --------   -----------  ---------  --------   -----------  ------------
Balance at December 31, 1990...   337,453     33,745    1,269,302    902,814      9,028      669,099    (1,550,438)
Issuance of voting preferred
  stock for cash on January 11,
  1991 (at $12.00 per share)...    20,834      2,084      247,924
Exercise of stock options
  for cash.....................                                       27,500        275       20,475
1991 net loss..................                                                                            (68,535)
                                 --------   --------   -----------  ---------  --------   -----------  ------------
Balance at December 31, 1991...   358,287     35,829    1,517,226    930,314      9,303      689,574    (1,618,973)
Exercise of stock options for
  cash and notes...............                                       24,041        241       18,992
Issuance of voting preferred
  stock for cash on December
  21, 1992 (at $25.00 per
  share).......................    16,000      1,600      398,400
1992 net loss..................                                                                            (82,813)
                                 --------   --------   -----------  ---------  --------   -----------  ------------
Balance at December 31, 1992...   374,287     37,429    1,915,626    954,355      9,544      708,566    (1,701,786)

                                                                                         UNREALIZED
                                                                           NOTES       GAIN (LOSS) ON
                                                                        RECEIVABLE     MARKETABLE DEBT
                                                TREASURY STOCK         FROM ISSUANCE     SECURITIES,
                                            ------------------------     OF COMMON     AVAILABLE-FOR-
                                            SHARES           AMOUNT        STOCK            SALE           TOTAL
                                            ------           -------   -------------   ---------------   ----------
Issuance of common stock for
  consulting services on
  December 20, 1988 (at $.20
  per share)...................                                                                          $      797
1988 net loss..................                                                                            (666,450)
                                                                                                         -----------
Balance at December 31, 1988...                                                                            (416,271)
Conversion of senior promissory
  and demand notes and interest
  to voting preferred stock....                                                                           1,195,668
Issuance of voting preferred
  stock for cash on September
  25, 1989 (at $4.00 per
  share).......................                                                                             106,179
1989 net loss..................                                                                            (550,811)
                                                                                                         -----------
Balance at December 31, 1989...                                                                             334,765
Issuance of voting preferred
  stock for technology on
  October 1, 1990 (at $.10 per
  share).......................                                                                               1,200
Exercise of stock options
  for cash.....................                                                                               3,326
1990 net income................                                                                              91,445
                                                                                                         -----------
Balance at December 31, 1990...                                                                             430,736
Issuance of voting preferred
  stock for cash on January 11,
  1991 (at $12.00 per share)...                                                                             250,008
Exercise of stock options
  for cash.....................                                                                              20,750
1991 net loss..................                                                                             (68,535)
                                                                                                         -----------
Balance at December 31, 1991...                                                                             632,959
Exercise of stock options for
  cash and notes...............                                          $  (7,000)                          12,233
Issuance of voting preferred
  stock for cash on December
  21, 1992 (at $25.00 per
  share).......................                                                                             400,000
1992 net loss..................                                                                             (82,813)
                                                                          --------                       -----------
Balance at December 31, 1992...                                             (7,000)                         962,379


                                  ANESTA CORP.
                         (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1985) TO DECEMBER 31, 1995

                                                                                                         DEFICIT
                                    PREFERRED STOCK -- VOTING                 COMMON STOCK             ACCUMULATED
                                 --------------------------------   --------------------------------   DURING THE
                                                        PAID-IN                            PAID-IN     DEVELOPMENT
                                  SHARES     AMOUNT     CAPITAL      SHARES     AMOUNT     CAPITAL        STAGE
                                 --------   --------   ----------   --------   --------   ----------   -----------
Change in par value upon
  reincorporation..............             $(37,055)  $   37,055              $(13,561)  $   13,561
Exercise of stock options for
  cash and notes...............                                      552,362      5,524      436,866
1993 net loss..................                                                                        $  (838,580)
                                 --------   --------   -----------  ---------  --------   -----------  ------------
Balance at December 31, 1993...   374,287        374    1,952,681   1,506,717     1,507    1,158,993    (2,540,366)
Issuance of common stock for
  cash on January 25, 1994 (at
  $12.50 per share), net of
  offering costs of
  $2,711,650...................                                     2,500,000     2,500   28,535,850
Exercise of warrants for cash
  on January 25, 1994 (at an
  average of $1.19 per
  share).......................                                     1,202,840     1,203    1,424,797
Exercise of stock options
  for cash.....................                                       16,499         16       13,095
Issuance of stock under stock
  purchase plan................                                        4,532          5       20,701
Payment of dividends on
  preferred stock ($1.31 per
  share).......................                                                                           (491,884)
Conversion of preferred stock
  to common stock..............  (374,287)      (374)  (1,952,681)  1,871,435     1,871    1,951,184
Purchase of treasure stock (at
  $12.25 per share)............
Unrealized loss on marketable
  debt securities,
  available-for-sale...........
1994 net loss..................                                                                         (2,949,225)
                                 --------   --------   -----------  ---------  --------   -----------  ------------
Balance at December 31, 1994...                                     7,102,023     7,102   33,104,620    (5,981,475)
Exercise of stock options
  for cash.....................                                       96,328         97      115,695
Issuance of stock under stock
  purchase plan................                                        9,365          9       50,533
Collection on notes receivable
  from issuance of common
  stock........................
Net change in unrealized gain
  (loss) on marketable debt
  securities,
  available-for-sale...........
1995 net loss..................                                                                         (5,741,839)
                                 --------   --------   -----------  ---------  --------   -----------  ------------
Balance at December 31, 1995...                                     7,207,716     7,208   33,270,848   (11,723,314)
                                 ========   ========   ===========  =========  ========   ===========  ============


                                                                                   UNREALIZED
                                                                     NOTES       GAIN (LOSS) ON
                                                                  RECEIVABLE     MARKETABLE DEBT
                                          TREASURY STOCK        FROM ISSUANCE     SECURITIES,
                                      ------------------------    OF COMMON     AVAILABLE-FOR-
                                      SHARES           AMOUNT        STOCK            SALE           TOTAL
                                      ------           -------   -------------   ---------------   ----------
Change in par value upon
  reincorporation..............
Exercise of stock options for
  cash and notes...............                                    $ (58,000)                      $  384,390
1993 net loss..................                                                                      (838,580)
                                                                    --------                       -----------
Balance at December 31, 1993...                                      (65,000)                         508,189
Issuance of common stock for
  cash on January 25, 1994 (at
  $12.50 per share), net of
  offering costs of
  $2,711,650...................                                                                    28,538,350
Exercise of warrants for cash
  on January 25, 1994 (at an
  average of $1.19 per
  share).......................                                                                     1,426,000
Exercise of stock options
  for cash.....................                                                                        13,111
Issuance of stock under stock
  purchase plan................                                                                        20,706
Payment of dividends on
  preferred stock ($1.31 per
  share).......................                                                                      (491,884)
Conversion of preferred stock
  to common stock..............
Purchase of treasure stock (at
  $12.25 per share)............         345            $(4,226)                                        (4,226)
Unrealized loss on marketable
  debt securities,
  available-for-sale...........                                                     $  (9,228)         (9,228)
1994 net loss..................                                                                    (2,949,225)
                                        ---            -------      --------         --------      -----------
Balance at December 31, 1994...         345            (4,226 )      (65,000)          (9,228)     27,051,793
Exercise of stock options
  for cash.....................                                                                       115,792
Issuance of stock under stock
  purchase plan................                                                                        50,542
Collection on notes receivable
  from issuance of common
  stock........................                                       58,000                           58,000
Net change in unrealized gain
  (loss) on marketable debt
  securities,
  available-for-sale...........                                                       143,117         143,117
1995 net loss..................                                                                    (5,741,839)
                                        ---            -------      --------         --------      -----------
Balance at December 31, 1995...         345            (4,226 )       (7,000)         133,889      21,677,405
                                        ===            =======      ========         ========      ===========

                                  ANESTA CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND
      FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1985) TO DECEMBER 31, 1995


                                                                                                     PERIOD FROM INCEPTION
                                                                                                      (AUGUST 1, 1985) TO
                                                          1995             1994           1993         DECEMBER 31, 1995
                                                       -----------     ------------     ---------    ---------------------
Cash flows from operating activities:
  Net loss...........................................  ($5,741,839)    ($ 2,949,225)    ($838,580)       ($ 11,231,430)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Cumulative effect of accounting change.........    1,041,047                                           1,041,047
      Depreciation and amortization..................      157,647          102,514        84,532              589,935
      Debt conversion expense........................                                                          101,330
      Interest converted to equity...................                                                           94,104
      Compensatory stock options and stock...........                                                            3,539
      (Gain) loss on retirement of assets............       10,985           24,417          (884)              36,614
      Increase (decrease) due to changes in:
        Accounts receivable..........................     (393,668)         233,726        49,510             (410,432)
        Prepaid expenses and other current assets....      (12,296)         (50,890)         (741)             (77,134)
        Other assets.................................        4,418           (7,777)        1,950              (14,145)
        Accounts payable.............................      (53,060)         (14,004)       67,668              231,288
        Accrued liabilities..........................      296,179          132,400        17,160              466,872
        Unearned revenues from contract research.....                                    (149,039)
        Unearned advance royalty revenues............     (100,000)                        25,000              350,000
                                                       -----------     ------------     ---------         ------------
            Net cash used in operating activities....   (4,790,587)      (2,528,839)     (743,424)          (8,818,412)
                                                       -----------     ------------     ---------         ------------
Cash flows from investing activities:
  Capital expenditures...............................   (1,591,940)        (361,045)      (16,035)          (2,267,250)
  Proceeds from sale of assets.......................        1,875              550         7,550                9,975
  Costs associated with license agreements...........                      (189,626)     (146,978)          (1,109,533)
  Advances to employees..............................                                                           (1,650)
  Proceeds from maturity of treasury bills...........                                                        1,174,419
  Purchase of marketable debt securities,
    available-for-sale...............................  (14,606,312)     (14,912,574)                       (29,518,886)
  Proceeds from sale of marketable debt securities,
    available-for-sale...............................   12,879,228                                          12,879,228
  Purchase of treasury bills.........................                                                       (1,174,419)
  Purchase of certificate of deposit.................   (1,530,000)                                         (1,530,000)
                                                       -----------     ------------     ---------         ------------
            Net cash used in investing activities....   (4,847,149)     (15,462,695)     (155,463)         (21,538,116)
                                                       -----------     ------------     ---------         ------------
Cash flows from financing activities:
  Principal payments on notes payable................                       (37,500)                           (37,500)
  Principal payments on obligations under capital
    leases...........................................      (35,548)         (56,503)      (45,604)            (178,126)
  Proceeds from issuance of notes payable............    1,500,000                                           2,537,700
  Proceeds from issuance of common stock.............      166,334       30,275,271       384,390           31,529,366
  Collections on notes receivable from issuance of
    common stock.....................................       58,000                                              58,000
  Proceeds from issuance of preferred stock..........                                                          756,222
  Deferred offering costs............................                      (249,341)      (27,762)            (277,103)
  Dividends paid on preferred stock..................                      (491,884)                          (491,884)
                                                       -----------     ------------     ---------         ------------
            Net cash provided by financing
              activities.............................    1,688,786       29,440,043       311,024           33,896,675
                                                       -----------     ------------     ---------         ------------
Net increase (decrease) in cash and cash
  equivalents........................................   (7,948,950)      11,448,509      (587,863)           3,540,147
Cash and cash equivalents at beginning of period.....   11,489,097           40,588       628,451
                                                       -----------     ------------     ---------         ------------
Cash and cash equivalents at end of period...........  $ 3,540,147     $ 11,489,097     $  40,588        $   3,540,147
                                                       ===========     ============     =========         ============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
The Company issued stock and stock options for:
  Purchase of additional license agreement...........                                                    $       5,400
  Notes receivable...................................                                   $  58,000               71,000
The Company purchased leasehold improvements using
  accounts payable...................................                  $    251,507                            251,507
The Company entered into various capital lease
  arrangements ......................................                        14,460        46,487              204,610
The Company received stock as payment of a note
  receivable ........................................                         4,226                              4,226
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.............  $    95,370     $     18,366     $  12,045        $     141,152
  Cash paid during the year for taxes................          100              100           100                  500


    The accompanying notes are an integral part of the financial statements

                         NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

  Development Stage Activities

     Since its inception in August 1985, Anesta Corp. (Anesta or the Company) has been a development stage company engaged in the research, development and commercialization of pharmaceutical products incorporating its proprietary oral transmucosal drug delivery systems. The Company has been unprofitable to date and expects to incur additional operating losses over the next several years, primarily due to the expansion of its research and development programs, including formulation development, pilot manufacturing capabilities, preclinical studies and clinical trials. As of December 31, 1995, the Company's accumulated deficit was approximately $11.7 million.

     Anesta is the worldwide licensee of technology obtained pursuant to technology license agreements with the University of Utah Research Foundation
(UURF). The license agreements, which remain in effect for the life of the applicable patents, may be assigned only with prior written consent of UURF (see
Note 8).

     Revenues recognized to date represent revenues under research and development contracts and the initial sales of the Company's first product (Fentanyl Oralet(R)). The market introduction of this product contemplates a controlled product introduction, under which the product will be sold only to institutions that have received extensive training in the proper use of the product. This has resulted in limited sales through December 31, 1995. The Company's ability to achieve profitability depends in part upon its ability alone, or with others, to commercialize successfully its first product, to complete development of its proposed products, to obtain required regulatory approvals and to manufacture and market such proposed products (see Note 10).

  Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held by a single bank in San Francisco, California.

  Furniture and Equipment and Leasehold Improvements

     Expenditures that materially increase asset lives are capitalized at cost, while normal maintenance and repairs are expenses as incurred. Depreciation is reported on a straight-line basis over the estimated useful lives of the assets, or the term of the building lease, which range from 5 to 15 years.

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the gain or loss is reflected in the statement of operations.

  Revenue Recognition

     The Company recognized revenues from contract research based on qualifying expenditures. Research and development expense in the accompanying statements of operations includes funded and unfunded amounts.

  Net Loss Per Share

     Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive, except for stock options issued at prices below the public offering price during the 12-month period preceding the January 1994 public offering which are treated as if such stock options had been issued at the inception of the Company in computing the net loss per common share for the year ended December 31, 1993. The net loss per share for the year ended December 31, 1994 has been adjusted to reflect the $491,884 of dividends paid on the convertible preferred stock which increased the net loss attributable to common shareholders to $(3,450,337) or $(.51) per share. Net loss per common share for the period from inception to December 31, 1995 has not been presented as such information is not considered to be relevant or meaningful.

     If the conversion of the Series A Preferred Shares into common stock had occurred on January 1, 1994, the net loss per common share would have been $(.50) for the year ended December 31, 1994.

  Estimates

     The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain balances in the December 31, 1994 financial statements have been reclassified to conform to the current year presentation. These changes, which included reclassifying a portion of cash and cash equivalents to marketable debt securities, available-for-sale, had an immaterial effect on the previously reported net loss.

2. ACCOUNTING CHANGE:

     Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs will be expensed as incurred. The Company believes that the change will provide a better comparison with the Company's industry peers, the majority of which expense these costs.


     The cumulative effect of this accounting change for years prior to 1995, which is shown separately in the statement of operations for 1995, resulted in a charge to operations of $1,041,047 or $.15 per share of common stock. Excluding the cumulative effect, the effect of this change on 1995 results of operations or cash flow from operating activities was to decrease the net loss by approximately $310,000, which adjustment was recorded in the fourth quarter of 1995.


     The pro forma amounts presented below for 1994 and 1993 reflect the effect of retroactive application on net loss and net loss per common share had the new method been in effect at the beginning of the respective year.


                                                                AS REPORTED      PRO FORMA
                                                                -----------     -----------
    1994
    Net loss..................................................  $(2,949,225)    $(3,114,936)
    Net loss per share........................................  $     (0.51)    $     (0.54)
    1993
    Net loss..................................................  $  (838,580)    $  (970,080)
    Net loss per share........................................  $     (0.62)    $     (0.72)


3. INVESTMENT IN MARKETABLE DEBT SECURITIES:

     The Company's investment in marketable debt securities is classified as available-for-sale and carried at market value, with the unrealized gain (loss), net of deferred taxes, reflected as a separate component of stockholders' equity. Gross realized gains and (losses), cost determined using the specific identification method, have not been material.

     The cost and estimated market values of marketable debt securities available-for-sale at December 31, 1995, are as follows:

                                                               GROSS        GROSS       ESTIMATED
                                                             UNREALIZED   UNREALIZED     MARKET
                                                  COST         GAINS        LOSSES        VALUE
                                               -----------   ----------   ----------   -----------
    Federal Home Loan Bank Bonds.............  $ 1,999,063    $   4,297                $ 2,003,360
    Federal Home Loan Bank Notes.............    4,859,700       63,900                  4,923,600
    Federal National Mortgage Notes..........    3,518,981       14,899                  3,533,880
    U.S. Treasury Notes......................    6,015,158       50,793                  6,065,951
    Accrued Interest.........................      246,756                                 246,756
                                               -----------     --------     --------   -----------
                                               $16,639,658    $ 133,889    $           $16,773,547
                                               ===========     ========     ========   ===========

     The cost and estimated market value of marketable debt securities available-for-sale at December 31, 1995, by contractual maturity, are shown below:

                                                                              ESTIMATED
                                                                               MARKET
                                                               COST             VALUE
                                                            -----------     -------------
    Due in one year or less...............................  $9,490,628       $ 9,573,054
    Due after one year through five years.................   7,149,030         7,200,493
                                                            -----------      -----------
                                                            $16,639,658      $16,773,547
                                                            ===========      ===========

     The cost and estimated market values of marketable debt securities available-for-sale at December 31, 1994, are as follows:

                                                           GROSS          GROSS         ESTIMATED
                                                         UNREALIZED     UNREALIZED       MARKET
                                            COST           GAINS          LOSSES          VALUE
                                         -----------     ----------     ----------     -----------
    Federal Home Loan Bank Bonds.......  $ 1,999,063                     $ 29,563      $ 1,969,500
    Student Loan Marketing Assoc.
      Bonds............................    3,000,000                       23,430        2,976,570
    U.S. Treasury Notes................    4,891,406                       36,706        4,854,700
    U.S. Treasury Bonds................    4,772,979      $ 80,471                       4,853,450
    Accrued Interest...................      249,126                                       249,126
                                         -----------     ----------     ----------     -----------
                                         $14,912,574      $ 80,471       $ 89,699      $14,903,346
                                          ==========      ========       ========       ==========

4. RELATED PARTY TRANSACTIONS:

     The Company paid expenses of $321,539, $444,622 and $299,970 in 1995, 1994 and 1993, respectively, to the Stanley Research Foundation for research. Stanley Research Foundation and its principal trustee are shareholders of the Company.

5. LONG-TERM DEBT:

     Long-term debt as of December 31, 1995 is comprised of the following:

    Term note payable to a bank with interest payable monthly at bank's certificate of deposit rate (6.4% at December 31, 1995) plus 1.6%.
      Principal payments of $150,000 due each May through May 2005.
      Collateralized by certificate of deposit in the amount of
      $1,530,000...........................................................    $1,500,000
                                                                               ----------
              Total........................................................     1,500,000
              Current portion..............................................      (150,000)
                                                                               ----------
              Long-term portion............................................    $1,350,000
                                                                               ==========

     The Company's long-term debt matures for periods ending December 31, as follows:

                1996.............................................  $  150,000
                1997.............................................     150,000
                1998.............................................     150,000
                1999.............................................     150,000
                Thereafter.......................................     900,000
                                                                   ----------
                                                                   $1,500,000
                                                                   ==========

6. STOCK OPTIONS:

     In 1989, the Company adopted a Stock Option Plan (the 1989 Plan) under which options may be granted to employees, officers, directors and consultants of the Company to purchase shares of the Company's common stock at not less than the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the 1989 Plan are exercisable at varying dates through 1999.

     In September 1993, the Company adopted the 1993 Stock Option Plan (the 1993
Plan) under which 750,000 shares of common stock are reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company and its affiliates. The 1993 Plan will terminate in September 2003, unless sooner terminated by the Board of Directors. Options granted under the 1993 Plan are exercisable at varying dates through 2000.

     In December 1993, the Company also adopted the 1993 Non-Employee Directors' Stock Option Plan (the Directors' Plan) under which 150,000 shares of common stock are reserved for issuance upon exercise of options granted to non-employee directors of the Company. The Directors' Plan will terminate in 2003, unless sooner terminated by the Board of Directors. Options granted under the Directors' Plan are exercisable at varying dates through 2000.

     Options under the 1989, 1993 and the Directors' Plans are summarized as follows:

                                                    1989 PLAN                  1993 PLAN                 DIRECTORS' PLAN
                                              ---------------------     -----------------------     -------------------------
                                                           OPTION                     OPTION                       OPTION
                                              SHARES        PRICE       SHARES         PRICE        SHARES          PRICE
                                              -------     ---------     -------     -----------     -------     -------------
Outstanding, December 31, 1992..............  192,100     $     .80
  Granted...................................   70,900      .80-1.00      44,377     $5.00- 7.00
  Exercised.................................  (89,862)     .80-1.00
  Expired...................................  (11,083)          .80
                                              -------                   -------
Outstanding, December 31, 1993..............  162,055      .80-1.00      44,377      5.00- 7.00
  Granted...................................                            244,900      5.75- 8.00      50,000     $ 7.88 -12.50
  Exercised.................................  (16,499)     .80-1.00
  Expired...................................   (1,523)     .80-1.00
                                              -------                   -------                     -------
Outstanding, December 31, 1994..............  144,033      .80-1.00     289,277      5.00- 8.00      50,000       7.88 -12.50
  Granted...................................                            196,750      5.25-11.00       7,500             5.375
  Exercised.................................  (24,252)     .80-1.00      (3,743)     5.25- 6.75      (1,250)             8.00
  Expired...................................     (364)         1.00      (7,117)     5.50-11.00     (21,750)      5.375-12.50
                                              -------                   -------                     -------
Outstanding, December 31, 1995..............  119,417      .80-1.00     475,167      5.00-11.00      34,500       5.375-12.50
                                              -------                   -------                     -------
Exercisable, December 31, 1995..............   91,162      .80-1.00     137,937      5.00-11.00       7,500       7.88 -12.50
                                              -------                   -------                     -------

     As of December 31, 1995, options to purchase 183,667 shares of the Company's common stock for $.80-$8.00 per share were outstanding. These options were granted outside of the 1989, 1993 and Directors' Plans. Exercisable options under such grants at December 31, 1995 were 168,270. During the years ended December 31, 1995 and 1993, 67,083 and 462,500 options under such grants were exercised at prices ranging from $.80-$5.00 and $.80 respectively.

7. CAPITAL STOCK:

     In 1993, the Company changed its state of incorporation from Utah to Delaware. In conjunction with this change, the par value of the Company's common stock was changed to $.001, the authorized common shares increased to 15,000,000, the par value of the preferred stock-voting changed to $.001 and the authorized preferred voting shares decreased to 1,000,000. At December 31, 1995 and 1994, there were no preferred voting shares issued and outstanding. The Company also has 50,000 shares of non-voting preferred stock with a par value of $.10, of which no shares were issued and outstanding at December 31, 1995 and 1994.

     In January 1994, the Company closed an initial public offering (IPO) of 2,500,000 shares of common stock at an offering price of $12.50 per share resulting in net proceeds to the Company of $29,062,500. Upon the closing of the IPO, Abbott Laboratories' warrants discussed in Note 10 were exercised resulting in net proceeds to the Company of $1,426,000 and the Series A Preferred Shares were converted into common stock. In conjunction with the conversion of preferred stock, accrued dividends of $491,884 were paid.

     In November 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of the Company. The Purchase Plan provides a means by which employees can purchase common stock of the Company through payroll deductions. The Purchase Plan will terminate in November 2003. As of December 31, 1995, 236,103 shares were available for issuance under the Purchase Plan.

8. TECHNOLOGY LICENSE AGREEMENT:

     In September 1985, the Company obtained an exclusive worldwide license from UURF to use technology and knowledge developed or to be developed under Dr. Theodore H. Stanley's direction at the University of Utah, for anesthetic and other drug delivery systems based on oral transmucosal technology. In return, the UURF received 6,000 shares of Company stock and certain royalty rights based on product sales incorporating the technology.

     The license expires the later of ten years from the date of the agreement or the date of the last expiring patent.

9. INCOME TAXES:

     The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 is related solely to state income taxes.

     Net operating losses (NOLs) totaling approximately $11 million are available to offset future taxable income, and research and development (R&D) tax credits totaling approximately $480,000 are available to offset future tax liabilities. Both the NOL and the R&D tax credit carry forwards expire from 2003 to 2010.

     The Company's utilization of approximately $1,380,000 of the NOLs against future taxable income will be subject to an annual limitation of approximately $140,000 per year because of a cumulative change in ownership within a three-year period. Approximately $110,000 of the R&D tax credit carryforwards is subject to the same annual limitation, under the constraint that the total NOLs must be utilized before the R&D credits may be used. To the extent the $140,000 annual limitation is not fully utilized in any given year, the unused portion of the NOLs and the R&D tax credits carry forward for potential utilization in future years.

     Effective January 1, 1993, the Company adopted the liability method of accounting for income taxes under Statement of Financial Accounting Standards
(SFAS) No. 109. Prior to 1993, income taxes were calculated in accordance with SFAS No. 96. The adoption of SFAS 109 did not have an impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss and research and development tax credit carryforwards was fully offset by a valuation allowance. The valuation allowance increased $2,160,000 during 1995, $1,136,000 during 1994 and $358,000 during 1993, primarily as a result of the increase in net operating loss carryforwards.

     Statement of Financial Accounting Standards No 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes that a full valuation allowance should be provided.

     The components of the net deferred tax asset as of December 31, 1995 and 1994 under SFAS 109 are as follows:

                                                                   1995            1994
                                                                -----------     -----------
    Deferred tax assets (liabilities):
      Net operating loss carryforwards........................  $ 4,103,000     $ 1,984,000
      Research and development tax credit carryforwards.......      480,000         391,000
      Unrealized gain on marketable debt securities,
         available-for-sale...................................      (48,000)
      Valuation allowance.....................................   (4,535,000)     (2,375,000)
                                                                -----------     -----------
      Net deferred tax asset..................................  $        --     $        --
                                                                ===========     ===========

10. RESEARCH AND DEVELOPMENT:


     In December 1989, the Company entered into a research and development, license, supply and distribution agreement with Abbott Laboratories Hospital Products Division (Abbott). Under the agreement as amended, the Company granted to Abbott the exclusive right to make, use and sell in the U.S. oral transmucosal products resulting from technology owned or licensed by the Company consisting of OT-fentanyl including Fentanyl Orelet and Actiq (formerly Oral Transmucosal Fentanyl Citrate or OTFC(R)) or other central nervous system acting drugs or intermediates thereof used for premedication, sedation, analgesia, diagnostic procedures, emergency room, post-operative pain, burn treatment or cancer-related pain management.



     Under the Company's agreement with Abbott, Abbott manufactures Fentanyl Oralet and sells it to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the product to Abbott at a price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on product sales by Abbott.



     Effective March 31, 1995, the Company entered into a 1995 funding agreement with Abbott, under which Abbott agreed to provide up to $1,500,000 of funding to further the clinical development of Actiq to treat cancer-related pain (the "Actiq Cancer Pain Program"). The funding was to be provided for qualifying work performed and expenses incurred by the Company during the year ended December 31, 1995 in connection with the Actiq Cancer Pain Program. Under the agreement, the Company agreed to provide the additional funding required for this program during the year ended December 31, 1995 and to complete certain program milestones. In conjunction with this agreement, the Company agreed not to exercise, during 1995, its option to receive the remaining $900,000 of funding available under the previous agreements with Abbott.



     Effective September 8, 1995, the Company entered into a 1996 funding agreement with Abbott, under which Abbott will provide up to $1,500,000 of funding to further the commercial development of Actiq to treat cancer-related pain. The funding will be provided in equal quarterly payments of $375,000 for qualifying work performed and expenses incurred during the year ended December 31, 1996 in connection with the Actiq Cancer Pain Program. Under the agreement, the Company will provide any additional funding required for this program during the year ended December 31, 1996 and will complete certain program milestones.



     Under these agreements, Abbott has provided development funding and milestone payments and is obligated to pay royalties and other payments on product sales. Abbott has committed to pay a total of $10.05 million to the Company to fund the clinical development of Fentanyl Oralet as a premedicant, to fund clinical studies using Actiq as a systemic analgesic in hospital and cancer pain management and to obtain regulatory approval of OT-fentanyl products. During 1995, 1994 and 1993, the Company received $1,125,000, $1,050,000 and $1,150,000 under the terms of the agreements, and incurred $2,530,215, $1,700,086 and $1,549,528 of costs relating to the agreements, respectively. Revenue of $1,500,000, $799,510 and $1,549,528 related to the agreements was recognized in 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, accounts receivable relating to the agreements totaled $375,000 and $0, respectively. In connection with such development funding, Abbott was granted warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share. These warrants were exercised in January 1994.



     Effective August 31, 1995, the Company entered into a Letter Agreement between Abbott and the Company. Abbott has agreed to be the Company's contract manufacturer for clinical and commercial supplies of OT-fentanyl for territories outside the U.S. The parties have agreed to consult with each other regarding collaborative agreements with other companies and negotiate in good faith as to specific terms regarding product supply by Abbott to any Anesta licensees.



     As of December 31, 1995, Abbott was obligated, at the Company's option, to provide an additional $900,000 of development funding under the agreement, as amended. If the Company elects to exercise this funding option, Abbott will be granted the remaining warrants provided for in the agreement (175,439 warrants at $2.50 per share). As of December 31, 1995, Abbott was also obligated to pay the Company $300,000 upon receipt of FDA approval of Actiq to treat cancer pain.


11. UNEARNED ADVANCE ROYALTY REVENUES:


     During 1991, the Company granted Abbott International (A.I.) an exclusive license to make, use and sell, with certain limitations, licensed products including OT-fentanyl products outside the U.S. and Canada. A.I. is obligated to pay certain royalties on product sales. A.I. also agreed to pay advance royalties. During 1993 the Company received $25,000 of the advance royalties. This amount is included in unearned advance royalty revenues.


     As part of the 1991 agreement, A.I. made advance royalty payments to the Company to be used for patent costs associated with the technology license agreement. The cumulative payments of $150,000 at December 31, 1995 and December 31, 1994, are included in unearned advance royalty revenues.

     Additionally, A.I. exercised an option in the agreement in order to broaden the license for OTFC internationally to include home and alternative site markets. This amount is also included in unearned advance royalty revenue.


     Effective October 12, 1995, the Company entered into an amendment to the 1991 agreement between A.I. and the Company. The 1991 agreement has been amended to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the Company's unearned advance royalty obligation, which amount has been recognized as royalty revenue during the year ended December 31, 1995.


12. LEASES:

     During 1994 and prior years, the Company entered into capital lease agreements for furniture and equipment. At December 31, 1995 and 1994, these capitalized leases were included in furniture and equipment in the aggregate amount of $151,982 and $164,290 with accumulated amortization of $90,553 and $68,336, respectively.

     Future minimum lease payments under capital leases as of December 31, 1995 are as follows:

    1996.......................................................................  $18,156
                                                                                 -------
                                                                                  18,156
    Less: amount representing interest.........................................   (1,793)
                                                                                 -------
                                                                                 $16,363
                                                                                 =======

     In October 1990, the Company entered into an operating lease agreement for laboratory and office space which expired in May 1995. In December 1994, the Company entered into a five year operating lease agreement for a building which has two five year renewal options.

     During 1995 the Company also entered into operating lease agreements for furniture and equipment.

     Future minimum rental payments under operating leases as of December 31, 1995 are as follows:

                1996..............................................  $191,725
                1997..............................................   191,725
                1998..............................................   191,725
                1999..............................................   148,779
                                                                    --------
                                                                    $723,954
                                                                    ========

     Total expense under operating lease agreements for 1995, 1994 and 1993 was $239,135, $76,688, and $45,312 respectively.