Form 10-Q
period 1996-03-31
ANESTA CORP /DE/
filed 1996-05-31
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark one)

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934.  For the quarterly period ended March 31, 1996.

       Transition report pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934.  For the transition period from _______ to ______.

                             Commission File Number
                                    0-23160

                                  ANESTA CORP.
             (Exact name of registrant as specified in its charter)

                 Delaware                                87-0424798
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


     4745 Wiley Post Way, Suite 650, Salt Lake City, UT             84116
          (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (801) 595-1405

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No     .
                                              -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

         Common Stock $.001 par value                       7,225,331
                   Class                          Outstanding at April 26, 1996

                                  ANESTA CORP.
                                     INDEX

PART I.      FINANCIAL INFORMATION                                                PAGE NO.
                                                                                  --------
Balance Sheets -
         March 31, 1996 (unaudited) and December 31, 1995                             2

Statements of Operations -
         for the three month periods ended March 31, 1996 and
         1995 (unaudited) and the period from August 1, 1985 (inception)
         to March 31, 1996 (unaudited)                                                3

Statements of Cash Flows -
         for the three month periods ended
         March 31, 1996 and 1995 (unaudited) and
         the period from August 1, 1985 (inception) to
         March 31, 1996 (unaudited)                                                   4

Notes to Financial Statements (unaudited)                                             6

Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                                9

PART II.     OTHER INFORMATION                                                       12

SIGNATURES                                                                           13

                                  ANESTA CORP.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                  -----------



                                                              March 31,       December 31,
             ASSETS                                             1996             1995
                                                           -------------     -------------
                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                               $   1,980,985     $   3,540,147
   Current portion of certificate of deposit                     153,000           153,000
   Marketable debt securities,
      available-for-sale                                      16,317,313        16,773,547
   Accounts receivable - Abbott                                  424,533           410,432
   Prepaid expenses and other current assets                     216,303            77,134
                                                           -------------     -------------
            Total current assets                              19,092,134        20,954,260
                                                           -------------     -------------

Property and equipment, at cost:
   Furniture and equipment                                       889,825           870,042
   Leasehold improvements                                      1,509,430         1,509,430
   Accumulated depreciation                                     (540,359)         (480,372)
                                                           -------------     -------------
                                                               1,858,896         1,899,100
                                                           -------------     -------------


Other assets:
   Certificate of deposit                                      1,377,000         1,377,000
   Other assets                                                   10,339            11,568
                                                           -------------     -------------
                                                               1,387,339         1,388,568
                                                           -------------     -------------




            Total assets                                   $  22,338,369     $  24,241,928
                                                           =============     =============



                                                                March 31,      December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY                       1996            1995
                                                             -------------     -----------
                                                              (Unaudited)
Current liabilities:
    Accounts payable                                         $     275,802     $   231,288
    Accrued liabilities
      Accrued compensation                                         118,322         247,741
      Other                                                        173,318         219,131
    Current portion of notes payable                               150,000         150,000
    Current portion of obligations under capital leases             10,274          16,363
                                                             -------------     -----------
            Total current liabilities                              727,716         864,523

Unearned advance royalty revenues                                  350,000         350,000
Notes payable                                                    1,350,000       1,350,000
                                                             -------------     -----------
            Total liabilities                                    2,427,716       2,564,523
                                                             -------------     -----------

Stockholders' equity:
    Common stock, par value, $.001 per share; Authorized:
      15,000,000 shares; Issued:
      7,225,676 in 1996 and 7,207,716 in 1995                        7,226           7,208
    Additional paid-in capital                                  33,311,893      33,270,848
    Deficit accumulated during the development stage           (13,518,911)    (11,723,314)
    Treasury stock (345 shares), at cost                            (4,226)         (4,226)
    Notes receivable from issuance of common stock                  (7,000)         (7,000)
    Unrealized gain on marketable debt securities,
      available-for-sale                                           121,671         133,889
                                                             -------------     -----------
            Total stockholders' equity                          19,910,653      21,677,405
                                                             -------------     -----------
            Total liabilities and stockholder's equity       $  22,338,369     $24,241,928
                                                             =============     ===========


                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                  ----------


                                                                      Three months ended
                                                                 ----------------------------     Period from inception
                                                                  March 31,       March 31,        (August 1, 1985) to
                                                                    1996            1995              March 31, 1996
                                                                 -----------     ------------     ---------------------
Revenues:
   Product sales                                                 $    19,583     $     16,999        $    117,584
   Royalty revenue                                                       572              467             103,463
   Revenues from contract research                                   375,000          384,000           8,850,931
                                                                 -----------     ------------        ------------
      Total revenues                                                 395,155          401,466           9,071,978
                                                                 -----------     ------------        ------------

Operating costs and expenses:
   Cost of goods sold                                                  6,054            4,924              46,453
   Royalties                                                             605              492               5,605
   Research and development                                        1,794,575        1,008,546          16,336,581
   Depreciation and amortization                                      59,988           22,944             649,923
   Selling, general and administrative                               611,477          445,912           6,432,195
                                                                 -----------     ------------        ------------
      Total costs and expenses                                     2,472,699        1,482,818          23,470,757
                                                                 -----------     ------------        ------------
      Loss from operations                                        (2,077,544)      (1,081,352)        (14,398,779)

Non operating income (expense):
   Interest income                                                   308,054          437,769           2,694,338
   Interest expense                                                  (26,013)          (7,589)           (267,483)
   Other                                                                   6                              (12,947)
                                                                 -----------     ------------        ------------
      Loss before provision for income
        taxes, extraordinary item and cumulative
        effect of accounting change                               (1,795,497)        (651,172)        (11,984,871)

Provision for income taxes                                              (100)            (100)            (23,405)
                                                                 -----------     ------------        ------------
      Loss before extraordinary item and
        cumulative effect of change in accounting                 (1,795,597)        (651,272)        (12,008,276)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                 22,296

Cumulative effect of change in accounting                                          (1,041,047)         (1,041,047)
                                                                 -----------     ------------        ------------

      Net loss                                                   $(1,795,597)    $ (1,692,319)       $(13,027,027)
                                                                 ===========     ============        ============
Loss per common share amounts--
   Loss before extraordinary item and cumulative
      effect of change in accounting                             $     (0.25)     $     (0.09)

   Cumulative effect of change in accounting                                            (0.15)

   Net loss per common share                                     $     (0.25)    $      (0.24)
                                                                 ===========     ============
Shares used in computing net
   loss per common share                                           7,220,909        7,146,424
                                                                 ===========     ============



                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   ---------

                                                                   Three months ended
                                                         ------------------------------------        Period from inception
                                                            March 31,             March 31,           (August 1, 1985) to
                                                              1996                  1995                 March 31, 1996
                                                         -------------        ----------------       ---------------------
Cash flows from operating activities:

   Net loss                                              $  (1,795,597)       $     (1,692,319)        $    (13,027,027)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Cumulative effect of accounting change                                        1,041,047                1,041,047
       Depreciation and amortization                            59,988                  22,944                  649,923
       Debt conversion expense                                                                                  101,330
       Interest converted to equity                                                                              94,104
       Compensatory stock options and stock                                                                       3,539
       (Gain) loss on retirement of assets                                                                       36,614
       Increase (decrease) due to changes in:
         Accounts receivable                                   (14,101)               (389,920)                (424,533)
         Prepaid expenses and other current assets            (139,169)               (270,138)                (216,303)
         Other assets                                            1,229                                          (12,916)
         Accounts payable                                       44,514                 181,492                  275,802
         Accrued liabilities                                  (175,232)                (38,947)                 291,640
         Unearned advance royalty revenues                                                                      350,000
                                                         -------------        ----------------         ----------------
           Net cash used in operating activities            (2,018,368)             (1,145,841)             (10,836,780)
                                                         -------------        ----------------         ----------------

Cash flows from investing activities:
   Capital expenditures                                        (19,784)               (625,123)              (2,287,034)
   Proceeds from sale of assets                                                                                   9,975
   Costs associated with license agreements                                                                  (1,109,533)
   Advances to employees                                                                                         (1,650)
   Purchase of marketable debt securities,
       available-for-sale                                   (2,053,485)             (1,495,913)             (31,572,371)
   Proceeds from sale of marketable debt securities,
       available-for-sale                                    2,497,501                                       15,376,729
   Purchase of treasury bills                                                                                (1,174,419)
   Proceeds from maturity of treasury bills                                                                   1,174,419
   Purchase of certificate of deposit                                               (1,530,000)              (1,530,000)
                                                         -------------        ----------------         ----------------
         Net cash provided by (used in) investing
           activities                                          424,232              (3,651,036)             (21,113,884)
                                                         -------------        ----------------         ----------------

Cash flows from financing activities:
   Principal payments on notes payable                                                                          (37,500)
   Proceeds from issuance of notes payable                                             468,261                2,537,700
   Principal payments on obligations under
     capital leases                                             (6,089)                (11,215)                (184,215)
   Proceeds from issuance of common stock                       41,063                  51,392               31,570,429
   Collections on notes receivable from
     issuance of common stock                                                                                    58,000
   Proceeds from issuance of preferred stock                                                                    756,222
   Deferred offering costs                                                                                     (277,103)
   Dividends paid on preferred stock                                                                           (491,884)
                                                         -------------        ----------------         ----------------
         Net cash provided by financing activities              34,974                 508,438               33,931,649
                                                         -------------        ----------------         ----------------

Net increase (decrease) in cash and cash equivalents        (1,559,162)             (4,288,439)               1,980,985
Cash and cash equivalents at beginning of period             3,540,147              11,489,097
                                                         -------------        ----------------         ----------------
Cash and cash equivalents at end of period               $   1,980,985        $      7,200,658         $      1,980,985
                                                         =============        ================         ================



                                -  Continued  -


                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                                   ---------

                                                                   Three months ended
                                                         ------------------------------------        Period from inception
                                                            March 31,             March 31,           (August 1, 1985) to
                                                              1996                  1995                 March 31, 1996
                                                         -------------        ----------------       ---------------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

The Company issued stock and stock options for:
      Purchase of additional license agreement                                                         $          5,400
      Notes receivable                                                                                           71,000

The Company purchased leasehold improvements
      using accounts payable                                                                                    251,507

The Company entered into various capital lease
      arrangements                                                                                              204,610

The Company received stock as payment of a
      note receivable
                                                                                                                  4,226


                    The accompanying notes are an integral
                       part of the financial statements

                                ANESTA CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

                               ---------------



1.       Significant Accounting Policies:

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and 1995 and for the period from inception (August 1, 1985) to March 31, 1996, and its cash flows for the three months ended March 31, 1996 and 1995 and for the period from inception (August 1, 1985) to March 31, 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

         Net Loss Per Share

         Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. Net loss per common share for the period from inception to March 31, 1996 has not been presented as such information is not considered to be relevant or meaningful.

         Reclassifications

         Certain balances in the March 31, 1995 financial statements have been reclassified to conform to the current year presentation. These changes had an immaterial effect on the previously reported net loss.

2.       Cash and Cash Equivalents:

         At March 31, 1996, the Company maintained a majority of its cash and cash equivalents in a bank in San Francisco, California.

3.       Income Taxes:

         The provision for income taxes for the three months ended March 31, 1996 and 1995 is related solely to state income taxes.

                                ANESTA CORP.
                        (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

                               ---------------



4.       Revolving/Term Promissory Note Agreement:

         On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million. The agreement provides for an interest rate of "160 basis points" above the financial institution's certificate of deposit rate (6.40% at March 31, 1996). On May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. The interest rate remains the same and the Company will make annual payments on the note on approximately July 15 of each of the next ten years. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $1,530,000, which is maintained in a bank in Salt Lake City, Utah.

5.       Funding Agreements:

         Effective September 8, 1995, the Company entered into a 1996 funding agreement with Abbott Laboratories Hospital Products Division (Abbott), under which Abbott will provide up to $1,500,000 of funding to further the clinical development of Actiq(TM) to treat cancer-related pain (the "Actiq Cancer Pain Program"). The funding will be provided in equal quarterly payments of $375,000 for qualifying work performed and expenses incurred during the year ended December 31, 1996 in connection with the Actiq Cancer Pain Program. Under the agreement, the Company will provide the additional funding required for this program during the year ended December 31, 1996 and will complete certain program milestones. Through March 31, 1996, the Company had recorded an account receivable and recognized revenue of $375,000 which represents the funding for qualifying expenses incurred during the quarter then ended.

6.       Proposed Public Offering:

         On April 29, 1996 the Company filed a Form S-1 with the Securities and Exchange Commission with the intent to sell 3,000,000 common shares. It is proposed that 2,000,000 shares will be sold by the Company and 1,000,000 shares by selling shareholders. The selling price will be the market price (Nasdaq symbol NSTA) of the stock on the effective date of the final amended S-1 filing date.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


     7.    Stockholders' Equity:

           The table below presents the activity in stockholders' equity from January 1, 1996 to March 31, 1996:

                                                        Common Stock                 Deficit
                                            ------------------------------------   Accumulated
                                                                                   During the       Treasury Stock
                                                                      Paid-in      Development    ------------------
                                              Shares       Amount     Capital         Stage       Shares      Amount
                                            ---------      ------   ------------   ------------   ------     -------
Balance at January 1, 1996                  7,207,716      $7,208   $ 33,270,848   $(11,723,314)    345      $(4,226)

Exercise of stock options in Jan. 1996
 (at $.80 per share)                            2,500           2          1,998

Exercise of stock options in Jan. 1996
 (at $5.25 per share)                           2,574           3         13,511

Exercise of stock options in Feb. 1996
 (at $.80 per share)                           10,133          10          8,096

Exercise of stock options in Feb. 1996
 (at $1.00 per share)                              83           0             83

Exercise of stock options in Feb. 1996
 (at $6.75 per share)                           2,291           2         15,462

Exercise of stock options in Mar. 1996
 (at $.80 per share)                               63           0             50

Exercise of stock options in Mar. 1996
 (at $1.00 per share)                              50           0             50

Exercise of stock options in Mar. 1996
 (at $6.75 per share)                             266           1          1,795

Net change in unrealized gain (loss) on
 marketable debt securities, available-
 for-sale

Net loss                                                                             (1,795,597)
                                            ---------      ------   ------------   ------------     ---      -------
Balance at March 31, 1996                   7,225,676      $7,226   $ 33,311,893   $(13,518,911)    345      $(4,226)
                                            =========      ======   ============   ============     ===      =======

                                                              Unrealized
                                                 Notes      gain (loss) on
                                               Receivable   Marketable Debt
                                             from Issuance    Securities,
                                               of Common     Available-for-
                                                 Stock           Sale          Total
                                             -------------  --------------- -----------
Balance at January 1, 1996                      $(7,000)       $133,889     $21,677,405

Exercise of stock options in Jan. 1996
 (at $.80 per share)                                                              2,000

Exercise of stock options in Jan. 1996
 (at $5.25 per share)                                                            13,514

Exercise of stock options in Feb. 1996
 (at $.80 per share)                                                              8,106

Exercise of stock options in Feb. 1996
 (at $1.00 per share)                                                                83

Exercise of stock options in Feb. 1996
 (at $6.75 per share)                                                            15,464

Exercise of stock options in Mar. 1996
 (at $.80 per share)                                                                 50

Exercise of stock options in Mar. 1996
 (at $1.00 per share)                                                                50

Exercise of stock options in Mar. 1996
 (at $6.75 per share)                                                             1,796

Net change in unrealized gain (loss) on
 marketable debt securities, available-
 for-sale                                                       (12,218)        (12,218)

Net loss                                                                     (1,795,597)
                                                -------        --------     -----------
Balance at March 31, 1996                       $(7,000)       $121,671     $19,910,653
                                                =======        ========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section.

RESULTS OF OPERATIONS

Revenues.

Total revenues decreased by $6,000 or 1.6% for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The decrease is primarily a result of revenues from other contract research which did not occur in the first three months of 1996. Substantially all revenues in both years were from development funding and milestone payments under collaborative agreements with Abbott Laboratories (Abbott) relating to the Actiq cancer pain program (See Note 5 to Financial Statements). Amounts earned under the collaborative agreements with Abbott may vary substantially in the future.

Initial orders for the Company's first product, Fentanyl Oralet(R), were placed beginning in July 1994. The FDA-approved marketing plan for Fentanyl Oralet contemplated a controlled product introduction, under which the product would be sold only to institutions that have received extensive training in the proper use of the product by Abbott anesthesia specialists. As a result of the controlled introduction, only limited sales of Fentanyl Oralet occurred during the first three months of 1996 and 1995. Because Fentanyl Oralet has been used safely during this controlled roll-out period, as determined by the FDA's Anesthesia Advisory Committee in December 1995, in March 1996 the FDA eased the initial constraints on advertising, promotion and distribution. Fentanyl Oralet can now be used by clinical personnel who have been trained by Abbott's salesforce.

Under the Company's agreement with Abbott, Abbott manufactures Fentanyl Oralet and sells it to the Company at a price which reflects Abbott's cost of manufacturing. The Company resells the product to Abbott at a price which results in a gross profit to the Company ranging from approximately 40% to 70%. In addition, the Company is entitled to receive a royalty on product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $786,000 or 78% for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The increase in research and development expenses is due primarily to higher expenditures for the Actiq cancer pain program (See Note 5 to Financial Statements), new product development and other expenditures for product development, including clinical trials. The Company expects that its research and development expenses will grow significantly during the remainder of 1996 as a result of anticipated increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and process development activities.

Selling, general and administrative expenses increased by $166,000 or 37% for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The increase in selling, general and administrative expenses is due primarily to higher expenditures for rent on new facilities, travel and corporate development activities. The Company expects that its selling, general and administrative expenses will increase during the remainder of 1996 as a result of the increased support required for research and development, patent and corporate development activities.

Non Operating Income (Expense).

Interest income decreased by $130,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to lower average balances invested.

Interest expense increased by $18,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to interest expense related to borrowings on the Company's revolving/term loan in 1995.

Accounting Change.

Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs will be expensed as incurred.

Net Loss.

As a result of the increase in research and development, selling, general and administrative activities and other factors discussed above, the net loss for the three months ended March 31, 1996 was $1,796,000 or $0.25 per share as compared to $1,692,000 or $0.24 per share for the same period in 1995. The net loss in 1995 includes the cumulative effect of a change in accounting for patent costs of $1,041,000 or $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had cash and cash equivalents totaling $1,981,000, $1,530,000 in a certificate of deposit used as collateral for a revolving/term loan as described below and $16,317,000 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $19,828,000 as of March 31, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $2,018,000 for the three months ended March 31, 1996 compared to $1,146,000 for the corresponding period in 1995. The increase in cash used in the period is a direct result of the increase in research and development and selling, general and administrative activities discussed above.

During the three months ended March 31, 1996, the Company made capital expenditures of approximately $20,000, as compared to capital expenditures of $625,000 during the corresponding period in 1995. The decrease in capital expenditures is due to the Company's remodeling of new facilities which were completed in May 1995. In order to help finance the remodeling of new facilities, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000 (See Note 4 to Financial Statements), of which $468,000 was funded during the three months ended March 31, 1995. Such loan converted into a 10 year term loan on May 15, 1995. Such loan bears interest at 1.6% above the lender's certificate of deposit rate, and is collateralized by a certificate of deposit in the amount of $1,530,000.

During the three months ended March 31, 1996, the Company realized cash proceeds of $41,000 relating to the exercise of stock options as compared to $51,000 during the corresponding period in 1995.

During the three months ended March 31, 1996, the Company made principal payments on capital lease obligations of $6,000 as compared to $11,000 for the corresponding period in 1995.

The Company expects to continue to incur substantial expenses related to the continuation and expansion of research and development, including clinical trials, and increased selling and administrative activities over at least the next several years. The Company anticipates that its existing cash, cash equivalents and marketable debt securities, interest earned thereon, and funding under the 1996 agreement with Abbott will enable it to maintain its current and planned operations at least through 1997. In addition, on April 29, 1996 the Company filed a Form S-1 with the Securities and Exchange Commission with the intent to sell 3,000,000 shares of common stock of which 2,000,000 shares will be sold by the Company and 1,000,000 shares by selling shareholders. If completed, this transaction will significantly increase available cash resources and enable the Company to maintain its current and planned operations at least through 1999.

However, the Company's working capital requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, the status of competitive products, the establishment of collaborative relationships with other companies and other factors.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 as of January 1, 1996 had no impact on the Company.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         a)      Exhibits.

                 (11.1)    Statement re:  computation of per share earnings

                 (27)      Financial Data Schedule

         b)      Reports on Form 8-K.

                 None.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 3, 1996                                      ANESTA CORP.


                                              By: /s/ WILLIAM C. MOELLER
                                                 ------------------------------
                                                 William C. Moeller, President,
                                                 Chief Executive Officer and
                                                 Treasurer
                                                 (Authorized Signatory and
                                                 Principal Financial Officer)



                                              By: /s/ ROGER P. EVANS
                                                 ------------------------------
                                                 Roger P. Evans, Controller
                                                 (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION                                              PAGE NO.
- -------                          -----------                                              --------

 (11.1)                    Statement re:  computation of per share earnings

  (27)                     Financial Data Schedule