Form 10-Q
period 1996-06-30
ANESTA CORP /DE/
filed 1996-08-13
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to
        __________.

                           Commission File Number
                                   0-23160

                                ANESTA CORP.
           (Exact name of registrant as specified in its charter)

                  Delaware                               87-0424798
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)


                             4745 Wiley Post Way
                             Plaza 6, Suite 650
                          Salt Lake City, UT  84116
                               (801) 595-1405
             (Address, including zip code, and telephone number,
            including area code, of principal executive offices)

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.001 par value
                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No
                                                --------       ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

     Common Stock $.001 par value                    9,402,100
               Class                         Outstanding at August 5, 1996

                                  ANESTA CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE NO.
                                                                      --------
Balance Sheets -
         June 30, 1996 (unaudited) and December 31, 1995                   2

Statements of Operations -
         for the three and six months ended June 30, 1996 and 1995
         (unaudited) and the period from August 1, 1985 (inception)
         to June 30, 1996 (unaudited)                                      3

Statements of Cash Flows -
         for the six months ended June 30, 1996 and 1995 (unaudited)
         and the period from August 1, 1985 (inception) to
         June 30, 1996 (unaudited)                                         4

Notes to Financial Statements (unaudited)                                  6

Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                     9

PART II.         OTHER INFORMATION                                        12

SIGNATURES                                                                13

                                  ANESTA CORP.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                   ---------

                                                                June 30,        December 31,
   ASSETS                                                         1996            1995
                                                              ------------    ------------
                                                              (Unaudited)

Current assets:
   Cash and cash equivalents                                  $ 30,641,033    $  3,540,147
   Current portion of certificate of deposit                       153,000         153,000
   Marketable debt securities,
     available-for-sale                                         13,653,067      16,773,547
   Accounts receivable                                             458,911         410,432
   Prepaid expenses and other current assets                       416,882          77,134
                                                              ------------    ------------
       Total current assets                                     45,322,893      20,954,260
                                                              ------------    ------------

Property and equipment, at cost:
   Furniture and equipment                                         892,845         870,042
   Leasehold improvements                                        1,509,430       1,509,430
   Accumulated depreciation                                       (598,517)       (480,372)
                                                              ------------    ------------
                                                                 1,803,758       1,899,100
                                                              ------------    ------------


Other assets:
   Certificate of deposit                                        1,377,000       1,377,000
   Other assets                                                     10,339          11,568
                                                              ------------    ------------
                                                                 1,387,339       1,388,568
                                                              ------------    ------------




       Total assets                                           $ 48,513,990    $ 24,241,928
                                                              ============    ============

                                                                June 30,      December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                           1996            1995
                                                              ------------    ------------
                                                               (Unaudited)

Current liabilities:
   Accounts payable                                           $    424,980    $    231,288
   Accrued liabilities
     Accrued compensation                                          193,033         247,741
     Other                                                         184,849         219,131
   Current portion of notes payable                                150,000         150,000
   Current portion of obligations under capital leases               3,380          16,363
                                                              ------------    ------------
       Total current liabilities                                   956,242         864,523

Unearned advance royalty revenues                                  350,000         350,000
Notes payable                                                    1,350,000       1,350,000
                                                              ------------    ------------
       Total liabilities                                         2,656,242       2,564,523
                                                              ------------    ------------

Stockholders' equity:
   Common stock, par value, $.001 per share; Authorized:
     15,000,000 shares; Issued:
     9,402,445 in 1996 and 7,207,716 in 1995                         9,402           7,208
   Additional paid-in capital                                   61,532,512      33,270,848
   Deficit accumulated during the development stage            (15,657,014)    (11,723,314)
   Treasury stock (345 shares), at cost                             (4,226)         (4,226)
   Notes receivable from issuance of common stock                   (7,000)         (7,000)
   Unrealized gain (loss) on marketable debt securities,
     available-for-sale                                            (15,926)        133,889
                                                              ------------    ------------
       Total stockholders' equity                               45,857,748      21,677,405
                                                              ------------    ------------
       Total liabilities and stockholders' equity             $ 48,513,990    $ 24,241,928
                                                              ============    ============




                   The accompanying notes are an integral
                      part of the financial statements

                              ANESTA CORP.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                -------


                                                      Three months ended             Six months ended
                                                  --------------------------   ---------------------------   Period from inception
                                                    June 30,       June 30,       June 30,       June 30,    (August 1, 1985) to
                                                      1996           1995          1996           1995          June 30, 1996
                                                  ------------   -----------   ------------   ------------   ---------------------
Revenues:
   Product sales                                  $     30,366   $    12,269   $     49,950   $     29,267      $      147,951
   Royalty revenue                                         887           389          1,458            857             104,349
   Revenues from contract research                     375,000       375,000        750,000        759,000           9,225,931
                                                  ------------   -----------   ------------   ------------      --------------

     Total revenues                                    406,253       387,658        801,408        789,124           9,478,231
                                                  ------------   -----------   ------------   ------------      --------------

Operating costs and expenses:
   Cost of goods sold                                    9,387         4,124         15,440          9,047              55,839
   Royalties                                               938           412          1,542            904               6,542
   Research and development                          1,961,339     1,114,426      3,755,914      2,122,971          18,297,920
   Depreciation and amortization                        60,210        22,360        120,198         45,304             710,133
   Selling, general and administrative                 951,307       319,740      1,562,785        674,792           7,383,503
                                                  ------------   -----------   ------------   ------------      --------------

     Total costs and expenses                        2,983,181     1,461,062      5,455,879      2,853,018          26,453,937
                                                  ------------   -----------   ------------   ------------      --------------

     Loss from operations                           (2,576,928)   (1,073,404)    (4,654,471)    (2,063,894)        (16,975,706)

Non operating income (expense):
   Interest income                                     461,686       430,205        769,739        867,973           3,156,023
   Interest expense                                    (31,248)      (33,019)       (57,261)       (40,608)           (298,731)
   Other                                                 8,387        (9,695)         8,393         (9,695)             (4,560)
                                                  ------------   -----------   ------------   ------------      --------------

     Loss before provision for income
      taxes, extraordinary item and cumulative
      effect of accounting change                   (2,138,103)     (685,913)    (3,933,600)    (1,246,224)        (14,122,974)

Provision for income taxes                                                             (100)          (100)            (23,405)
                                                  ------------   -----------   ------------   ------------      --------------

     Loss before extraordinary item and
      cumulative effect of change in accounting     (2,138,103)     (685,913)    (3,933,700)    (1,246,324)        (14,146,379)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                              22,296

Cumulative effect of change in accounting                                                       (1,041,047)         (1,041,047)
                                                  ------------   -----------   ------------   ------------      --------------
     Net loss                                     $ (2,138,103)  $  (685,913)  $ (3,933,700)  $ (2,287,371)     $  (15,165,130)
                                                  ============   ===========   ============   ============      ==============

Loss per common share amounts--
  Loss before extraordinary item and cumulative
    effect of change in accounting                $      (0.27)  $     (0.10)  $      (0.52)  $      (0.17)

  Cumulative effect of change in accounting                                                          (0.15)
                                                  ------------   -----------   ------------   ------------

  Net loss per common share                       $      (0.27)  $     (0.10)  $      (0.52)  $      (0.32)
                                                  ============   ===========   ============   ============

Shares used in computing net
  loss per common share                              7,951,101     7,179,067      7,586,005      7,162,746
                                                  ============   ===========   ============   ============




                    The accompanying notes are an integral
                       part of the financial statements

                                ANESTA CORP.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  --------


                                                                       Six months ended
                                                               ---------------------------- Period from inception
                                                                 June 30,        June 30,    (August 1, 1985) to
                                                                   1996            1995        June 30, 1996
                                                               ------------    ------------ ---------------------
Cash flows from operating activities:
   Net loss                                                    $ (3,933,700)   $ (2,287,371)   $(15,165,130)
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Cumulative effect of change in accounting                                   1,041,047       1,041,047
      Depreciation and amortization                                 120,198          45,304         710,133
      Debt conversion expense                                                                       101,330
      Interest converted to equity                                                                   94,104
      Compensatory stock options and stock                                                            3,539
      (Gain) loss on retirement of assets                            (8,387)          9,695          28,227
      Increase (decrease) due to changes in:
        Accounts receivable                                         (48,479)          3,985        (458,911)
        Prepaid expenses and other current assets                  (339,748)       (688,081)       (416,882)
        Other assets                                                  1,229            (827)        (12,916)
        Accounts payable                                            193,692        (445,093)        424,980
        Accrued liabilities                                         (88,990)         (8,764)        377,882
        Unearned advance royalty revenues                                                           350,000
                                                               ------------    ------------    ------------
         Net cash used in operating activities                   (4,104,185)     (2,330,105)    (12,922,597)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                             (24,856)     (1,167,949)     (2,292,106)
   Proceeds from sale of assets                                         150           1,500          10,125
   Costs associated with license agreements                                                      (1,109,533)
   Advances to employees                                                                             (1,650)
   Purchase of marketable debt securities,
      available-for-sale                                         (5,384,626)     (6,565,840)    (34,903,512)
   Proceeds from maturities of marketable debt securities,
      available-for-sale                                          8,363,528       5,400,219      21,242,756
   Purchase of treasury bills                                                                    (1,174,419)
   Proceeds from maturity of treasury bills                                                       1,174,419
   Purchase of certificate of deposit                                            (1,530,000)     (1,530,000)
                                                               ------------    ------------    ------------
         Net cash provided by (used in) investing activities      2,954,196      (3,862,070)    (18,583,920)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
   Principal payments on notes payable                                                              (37,500)
   Proceeds from issuance of notes payable                                        1,500,000       2,537,700
   Principal payments on obligations under capital leases           (12,983)        (23,444)       (191,109)
   Proceeds from issuance of common stock                        28,263,858          63,268      59,793,224
   Collections on notes receivable from
      issuance of common stock                                                                       58,000
   Proceeds from issuance of preferred stock                                                        756,222
   Deferred offering costs                                                                         (277,103)
   Dividends paid on preferred stock                                                               (491,884)
                                                               ------------    ------------    ------------
         Net cash provided by financing activities               28,250,875       1,539,824      62,147,550
                                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             27,100,886      (4,652,351)     30,641,033
Cash and cash equivalents at beginning of period                  3,540,147      11,489,097
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of period                     $ 30,641,033    $  6,836,746    $ 30,641,033
                                                               ============    ============    ============


                               -  Continued  -




                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                                   --------

                                                                      Six months ended
                                                               -----------------------------              Period from inception
                                                                June 30,            June 30,               (August 1, 1985) to
                                                                  1996                1995                    June 30, 1996
                                                               ---------           ---------               --------------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
The Company issued stock and stock options for:
    Purchase of additional license agreement                                                                  $      5,400
    Notes receivable                                                                                                71,000

The Company purchased leasehold improvements
    using accounts payable                                                                                         251,507

The Company entered into various capital lease
    arrangements                                                                                                   204,610

The Company received stock as payment of a
    note receivable                                                                                                  4,226


                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                   --------


1.       Significant Accounting Policies:

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and for the period from inception (August 1, 1985) to June 30, 1996, and its cash flows for the six months ended June 30, 1996 and 1995 and for the period from inception (August 1, 1985) to June 30, 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

         Net Loss Per Share

         Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. Net loss per common share for the period from inception to June 30, 1996 has not been presented as such information is not considered to be relevant or meaningful.

         Reclassifications

         Certain balances in the June 30, 1995 financial statements have been reclassified to conform to the current year presentation. These changes had an immaterial effect on the previously reported net loss.

2.       Cash and Cash Equivalents and Marketable Debt Securities:

         At June 30, 1996, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in a bank in San Francisco, California.

3.       Income Taxes:

         The provision for income taxes for the six months ended June 30, 1996 and 1995 is related solely to state income taxes.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   --------



4.       Revolving/Term Promissory Note Agreement:

         On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million. The agreement provides for an interest rate of "160 basis points" above the financial institution's certificate of deposit rate (6.40% at June 30, 1996).
         On May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. The interest rate remains the same and the Company will make annual payments on the note on approximately July 15 of each of the next ten years. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $1,530,000, which is maintained in a bank in Salt Lake City, Utah.

5.       Funding Agreements:

         Effective September 8, 1995, the Company entered into a 1996 funding agreement with Abbott Laboratories Hospital Products Division (Abbott), under which Abbott will provide up to $1,500,000 of funding to further the clinical development of Actiq(TM) to treat cancer-related pain (the "Actiq Cancer Pain Program"). The funding will be provided in equal quarterly payments of $375,000 for qualifying work performed and expenses incurred during the year ended December 31, 1996 in connection with the Actiq Cancer Pain Program. Under the agreement, the Company will provide the additional funding required for this program during the year ended December 31, 1996 and will complete certain program milestones. Through June 30, 1996, the Company had recognized revenue of $750,000 which represents the funding for qualifying expenses incurred. As of June 30, 1996, $375,000 of such revenue was included in accounts receivable.

                                 ANESTA CORP.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

                                   --------


         6.    Stockholders' Equity:

               The table below presents the activity in stockholders' equity from January 1, 1996 to June 30, 1996:

                                                                                  Deficit                              Notes
                                                        Common Stock             Accumulated                          Receivable
                                             ---------------------------------    During the       Treasury Stock   from Issuance
                                                                      Paid-in     Development  -------------------     of Common
                                               Shares     Amount      Capital       Stage        Shares    Amount      Stock
                                             ----------- --------- ------------ -------------  --------  --------- --------------
Balance at January 1, 1996                    7,207,716   $ 7,208   $33,270,848  $(11,723,314)   345     $(4,226)     $ (7,000)

Exercise of stock options in Jan. 1996
     (at $.80 per share)                          2,500         2         1,998

Exercise of stock options in Jan. 1996
     (at $5.25 per share)                         2,574         3        13,511

Exercise of stock options in Feb. 1996
     (at $.80 per share)                         10,133        10         8,096

Exercise of stock options in Feb. 1996
     (at $1.00 per share)                            83         0            83

Exercise of stock options in Feb. 1996
     (at $6.75 per share)                         2,291         2        15,462

Exercise of stock options in Mar. 1996
     (at $.80 per share)                             63         0            50

Exercise of stock options in Mar. 1996
     (at $1.00 per share)                            50         0            50

Exercise of stock options in Mar. 1996
     (at $6.75 per share)                           266         0         1,795

Issuance of common stock for cash
     on June 7, 1996 (at $15.00
     per share) net of offering costs
     of $1,941,427                            2,000,000     2,000    28,056,573

Exercise of stock options in June 1996
     (at $.80 per share)                        172,696       173       137,984

Exercise of stock options in June 1996
     (at $1.00 per share)                           641         1           640

Exercise of stock options in June 1996
     (at $5.00 per share)                         1,041         1         5,204

Exercise of stock options in June 1996
     (at $6.75 per share)                           125         0           844

Exercise of stock options in June 1996
     (at $8.00 per share)                         1,850         2        14,798

Exercise of stock options in June 1996
     (at $11.00 per share)                          416         0         4,576

Net change in unrealized gain (loss) on
     marketable debt securities, available-
     for-sale

Net loss                                                                           (3,933,700)
                                              ---------   -------   -----------  ------------   ----     -------      --------
Balance at June 30, 1996                      9,402,445   $ 9,402   $61,532,512  $(15,657,014)   345     $(4,226)     $ (7,000)
                                              =========   =======   ===========  ============   ====     =======      ========



                                                  Unrealized
                                                 gain (loss) on
                                                 Marketable Debt
                                                   Securities,
                                                  Available-for-
                                                    Sale                Total
                                                ----------------     -----------
Balance at January 1, 1996                        $ 133,889          $21,677,405

Exercise of stock options in Jan. 1996
     (at $.80 per share)                                                   2,000

Exercise of stock options in Jan. 1996
     (at $5.25 per share)                                                 13,514

Exercise of stock options in Feb. 1996
     (at $.80 per share)                                                   8,106

Exercise of stock options in Feb. 1996
     (at $1.00 per share)                                                     83

Exercise of stock options in Feb. 1996
     (at $6.75 per share)                                                 15,464

Exercise of stock options in Mar. 1996
     (at $.80 per share)                                                      50

Exercise of stock options in Mar. 1996
     (at $1.00 per share)                                                     50

Exercise of stock options in Mar. 1996
     (at $6.75 per share)                                                  1,795

Issuance of common stock for cash
     on June 7, 1996 (at $15.00
     per share) net of offering costs
     of $1,941,427                                                    28,058,573

Exercise of stock options in June 1996
     (at $.80 per share)                                                 138,157

Exercise of stock options in June 1996
     (at $1.00 per share)                                                    641

Exercise of stock options in June 1996
     (at $5.00 per share)                                                  5,205

Exercise of stock options in June 1996
     (at $6.75 per share)                                                    844

Exercise of stock options in June 1996
     (at $8.00 per share)                                                 14,800

Exercise of stock options in June 1996
     (at $11.00 per share)                                                 4,576

Net change in unrealized gain (loss) on
     marketable debt securities, available-
     for-sale                                      (149,815)            (149,815)

Net loss                                                              (3,933,700)
                                                  ---------          -----------
Balance at June 30, 1996                          $ (15,926)         $45,857,748
                                                  =========          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section.

RESULTS OF OPERATIONS

Revenues.

Total revenues increased by $18,600 or 4.8% for the three months ended June 30, 1996 as compared to the corresponding period in 1995 and by $12,300 or 1.6% for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The increase is primarily a result of revenues from product sales. Substantially all revenues in both years were from development funding and milestone payments under collaborative agreements with Abbott Laboratories (Abbott) relating to the Actiq cancer pain program (See Note 5 to Financial Statements). Amounts earned under the collaborative agreements with Abbott may vary substantially in the future.

Initial orders for the Company's first product, Fentanyl Oralet(R), were placed beginning in July 1994. The FDA-approved marketing plan for Fentanyl Oralet contemplated a controlled product introduction, under which the product would be sold only to institutions that have received extensive training in the proper use of the product by Abbott anesthesia specialists. As a result of the controlled introduction, only limited sales of Fentanyl Oralet occurred during the first six months of 1996 and 1995. Because Fentanyl Oralet has been used safely during this controlled roll-out period, as determined by the FDA's Anesthesia Advisory Committee in December 1995, in March 1996 the FDA eased the initial constraints on advertising, promotion and distribution. Fentanyl Oralet can now be used by clinical personnel in hospitals and surgical centers who have been trained by Abbott's salesforce.

Under the Company's agreement with Abbott, Abbott manufactures Fentanyl Oralet and sells it to the Company at a price which reflects Abbott's cost of manufacturing. The Company resells the product to Abbott at a price which results in a gross profit to the Company ranging from approximately 40% to 70%. In addition, the Company is entitled to receive a royalty on product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $846,900 or 76% for the three months ended June 30, 1996 as compared to the corresponding period in 1995 and by $1,632,900 or 77% for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The increase in research and development expenses is due primarily to higher expenditures for the Actiq cancer pain clinical development program (See Note 5 to Financial Statements), new product development and other expenditures for product development, including clinical trials. The Company expects that its research and development expenses will grow significantly during the remainder of 1996 as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and process development activities.

Depreciation and amortization expense increased by $37,800 or 169% for the three months ended June 30, 1996 as compared to the corresponding period in 1995 and by $74,900 or 165% for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The increase is primarily due to a decrease in the estimated useful life of specific leasehold improvements.

Selling, general and administrative expenses increased by $631,600 or 198% for the three months ended June 30, 1996 as compared to the corresponding period in 1995 and by $888,000 or 132% for the six months ended June 30, 1996 as compared to the corresponding period in 1996. The increase in selling, general and administrative expenses is due primarily to higher expenditures for corporate development activities, market research, rent on new facilities, patent activities and equipment leasing. The Company expects that its selling, general and administrative expenses will increase during the remainder of 1996 as a result of the increased support required for research and development, patent and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $31,500 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 and decreased by $98,200 for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The increase for the three months is primarily due to invested net proceeds of $28,056,573 from the Company's secondary offering in June 1996. The decrease for the six months is primarily due to lower average balances invested for the period.

Interest expense decreased by $1,800 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 and increased by $16,700 for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The decrease for the three months is primarily due to a lower balance of capital lease obligations. The increase for the six months is primarily due to interest expense related to borrowings on the Company's revolving/term loan in 1995.

Accounting Change.

Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs are expensed as incurred.

Net Loss.

As a result of the increase in research and development, selling, general and administrative activities and other factors discussed above, the net loss for the three months ended June 30, 1996 was $2,138,100 or $0.27 per share as compared to $685,900 or $0.10 per share for the same period in 1995. The net loss for the six months ended June 30, 1996 was $3,933,700 or $0.52 per share as compared to $2,287,400 or $0.32 per share for the same period in 1995. The net loss for the six months ended June 30, 1995 includes the cumulative effect of a change in accounting for patent costs of $1,041,000 or $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company realized net proceeds of $28,056,573 through the issuance of common stock in a secondary offering. As of June 30, 1996, the Company had cash and cash equivalents totaling $30,641,000, $1,530,000 in a certificate of deposit used as collateral for a revolving/term loan as described below and $13,653,000 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $45,824,100 as of June 30, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $4,104,200 for the six months ended June 30, 1996 compared to $2,330,100 for the corresponding period in 1995. The increase in cash used in the period is a direct result of the increase in research and development and selling, general and administrative activities discussed above.

During the six months ended June 30, 1996, the Company made capital expenditures of approximately $24,900, as compared to capital expenditures of $1,167,900 during the corresponding period in 1995. The decrease in capital expenditures is due to the Company's remodeling of new facilities which were completed in May 1995. In order to help finance the remodeling of new facilities, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000 (See Note 4 to Financial Statements), of which $1,500,000 was funded during the six months ended June 30, 1995.

During the six months ended June 30, 1996, the Company realized cash proceeds of $207,300 relating to the exercise of stock options as compared to $63,300 during the corresponding period in 1995.

During the six months ended June 30, 1996, the Company made principal payments on capital lease obligations of $13,000 as compared to $23,400 for the corresponding period in 1995.

The Company expects to continue to incur substantial expenses related to the continuation and expansion of research and development, including clinical trials, and increased selling, general and administrative activities over at least the next several years. The Company anticipates that its existing cash, cash equivalents and marketable debt securities, interest earned thereon, and funding under the 1996 agreement with Abbott will enable it to maintain its current and planned operations at least through 1999.

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

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 covers transactions that include: securitizations, sales of partial interests in financial assets, repurchase agreements, securities lending, pledges of collateral, loan syndications and participations, sales of receivables with recourse, servicing of mortgages and other loans, and in- substance defeasances. SFAS No. 125 uses a Ofinancial componentsO approach for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities is has satisfied. SFAS No. 125 becomes effective at the beginning of 1997. The Company is in the process of evaluating the implications of SFAS No. 125.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders was held on June 28, 1996, at which the stockholders elected seven directors to each serve until the next annual meeting of stockholders and until his successor is elected and has qualified or until such directorGs death, resignation or removal, and the ratification of the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for its fiscal year ending December 31, 1996. Votes were cast as follows:

                                                   Votes Against
                                  Votes For         Or Withheld           Votes Abstained            Broker Non-Votes
                                  ---------         -----------           ---------------            ----------------
Election of Directors:
  Edwin M. Kania, Jr.             6,086,867           80,928              Not Applicable              Not Applicable
  Thomas B. King                  6,096,340           71,455              Not Applicable              Not Applicable
  Richard H. Leazer               6,086,867           80,928              Not Applicable              Not Applicable
  William C. Moeller              6,086,867           80,928              Not Applicable              Not Applicable
  Emanuel M. Papper               6,096,340           71,455              Not Applicable              Not Applicable
  Daniel L. Kisner                6,094,840           72,955              Not Applicable              Not Applicable
  Theodore H. Stanley             6,096,340           71,455              Not Applicable              Not Applicable

Ratification of Coopers &
Lybrand L.L.P. as independent
auditors for the fiscal year
ending December 31, 1996          6,146,745           21,000                   50                     None


Item 6.  Exhibits and Reports on Form 8-K.

         a)      Exhibits.

                 (27) Financial Data Schedule

         b)      Reports on Form 8-K.

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 14, 1996                           ANESTA CORP.


                                        By: /s/  William C. Moeller
                                            -----------------------------------
                                            William C. Moeller, President,
                                            Chief Executive Officer and
                                            Treasurer
                                            (Authorized Signatory and
                                            Principal Financial Officer)




                                        By: /s/   Roger P. Evans
                                            -----------------------------------
                                            Roger P. Evans, Controller
                                            (Principal Accounting Officer)