Form 10-Q
period 1996-09-30
ANESTA CORP /DE/
filed 1996-11-14
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.

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
Yes  X      No
    ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

Common Stock $.001 par value                               9,406,328
         Class                                 Outstanding at November 5, 1996

                                  ANESTA CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE NO.
                                                                            --------
Balance Sheets -
     September 30, 1996 (unaudited) and December 31, 1995                      2

Statements of Operations -
     for the three and nine months ended September 30, 1996 and 1995
     (unaudited) and the period from August 1, 1985 (inception)
     to September 30, 1996 (unaudited)                                         3

Statements of Cash Flows -
     for the nine months ended September 30, 1996 and 1995 (unaudited)
     and the period from August 1, 1985 (inception) to
     September 30, 1996 (unaudited)                                            4

Notes to Financial Statements (unaudited)                                      6

Management's Discussion and Analysis of
     Financial Condition and Results
     of Operations                                                             9

PART II. OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

                                  ANESTA CORP.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                  -----------

                                                   September 30,   December 31,
   ASSETS                                              1996            1995
                                                   ------------    ------------
                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                       $ 27,902,889    $  3,540,147
   Current portion of certificate of deposit            153,000         153,000
   Marketable debt securities,
    available-for-sale                               14,150,798      16,773,547
   Accounts receivable                                  473,713         410,432
   Prepaid expenses and other current assets            451,120          77,134
                                                   ------------    ------------
      Total current assets                           43,131,520      20,954,260
                                                   ------------    ------------

Property and equipment, at cost:
   Furniture and equipment                              832,929         870,042
   Leasehold improvements                             1,474,710       1,509,430
   Accumulated depreciation                            (557,519)       (480,372)
                                                   ------------    ------------
                                                      1,750,120       1,899,100
                                                   ------------    ------------


Other assets:
   Certificate of deposit                             1,224,000       1,377,000
   Other assets                                          35,419          11,568
                                                   ------------    ------------
                                                      1,259,419       1,388,568
                                                   ------------    ------------




      Total assets                                 $ 46,141,059    $ 24,241,928
                                                   ============    ============

                                                   September 30,  December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1995
                                                   ------------    ------------
                                                   (Unaudited)

Current liabilities:
   Accounts payable                                $    166,500    $    231,288
   Accrued liabilities
     Accrued compensation                               362,129         247,741
     Other                                              240,757         219,131
   Current portion of notes payable                     150,000         150,000
   Current portion of obligations under
     capital leases                                       1,409          16,363
                                                   ------------    ------------
       Total current liabilities                        920,795         864,523

Unearned advance royalty revenues                       350,000         350,000
Notes payable                                         1,200,000       1,350,000
                                                   ------------    ------------
       Total liabilities                              2,470,795       2,564,523
                                                   ------------    ------------

Stockholders' equity:
   Common stock, par value, $.001 per share;
     Authorized: 15,000,000 shares; Issued:
     9,406,673 in 1996 and 7,207,716 in 1995              9,407           7,208
   Additional paid-in capital                        61,344,240      33,270,848
   Deficit accumulated during the development
     stage                                          (17,667,431)    (11,723,314)
   Treasury stock (345 shares), at cost                  (4,226)         (4,226)
   Notes receivable from issuance of
     common stock                                        (7,000)         (7,000)
   Unrealized gain (loss) on marketable debt
     securities, available-for-sale                      (4,726)        133,889
                                                   ------------    ------------
       Total stockholders' equity                    43,670,264      21,677,405
                                                   ------------    ------------
       Total liabilities and stockholders'
         equity                                    $ 46,141,059    $ 24,241,928
                                                   ============    ============

                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                   ---------


                                                      Three months ended             Nine months ended
                                                ----------------------------    ----------------------------   Period from inception
                                                September 30,   September 30,   September 30,   September 30,   (August 1, 1985) to
                                                    1996            1995            1996            1995        September 30, 1996
                                                ------------    ------------    ------------    ------------   ---------------------
Revenues:
   Product sales                                $     19,999    $     10,353    $     69,949    $     39,621        $    167,950
   Royalty revenue                                       578             302           2,037           1,159             104,928
   Revenues from contract research                   378,000         380,000       1,128,000       1,139,000           9,603,931
                                                ------------    ------------    ------------    ------------        ------------

    Total revenues                                   398,577         390,655       1,199,986       1,179,780           9,876,809
                                                ------------    ------------    ------------    ------------        ------------

Operating costs and expenses:
   Cost of goods sold                                  5,047           3,200          20,487          12,247              60,886
   Royalties                                             617             320           2,160           1,223               7,160
   Research and development                        2,001,270       1,329,759       5,757,184       3,452,731          20,299,190
   Depreciation and amortization                      57,334          35,493         177,532          80,798             767,467
   Marketing, general and administrative             888,723         473,928       2,451,508       1,148,721           8,272,226
                                                ------------    ------------    ------------    ------------        ------------

    Total costs and expenses                       2,952,991       1,842,700       8,408,871       4,695,720          29,406,929
                                                ------------    ------------    ------------    ------------        ------------

    Loss from operations                          (2,554,414)     (1,452,045)     (7,208,885)     (3,515,940)        (19,530,120)

Non operating income (expense):
   Interest income                                   583,273         333,502       1,353,012       1,201,475           3,739,296
   Interest expense                                  (26,950)        (33,018)        (84,211)        (73,626)           (325,681)
   Other                                             (12,326)           (620)         (3,933)        (10,315)            (16,886)
                                                ------------    ------------    ------------    ------------        ------------

    Loss before provision for income
     taxes, extraordinary item and cumulative
     effect of change in accounting               (2,010,417)     (1,152,181)     (5,944,017)     (2,398,406)        (16,133,391)

Provision for income taxes                                                              (100)           (100)            (23,405)
                                                ------------    ------------    ------------    ------------        ------------

    Loss before extraordinary item and
     cumulative effect of change in accounting    (2,010,417)     (1,152,181)     (5,944,117)     (2,398,506)        (16,156,796)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                                22,296

Cumulative effect of change in accounting                                                         (1,041,047)         (1,041,047)
                                                ------------    ------------    ------------    ------------        ------------

    Net loss                                    $ (2,010,417)   $ (1,152,181)   $ (5,944,117)   $ (3,439,553)       $(17,175,547)
                                                ============    ============    ============    ============        ============

Loss per common share amounts--
   Loss before extraordinary item and cumulative
    effect of change in accounting              $      (0.21)   $      (0.16)   $      (0.73)   $      (0.33)

   Cumulative effect of change in accounting                                                           (0.15)
                                                ------------    ------------    ------------    ------------

   Net loss per common share                    $      (0.21)   $      (0.16)   $      (0.73)   $      (0.48)
                                                ============    ============    ============    ============

Shares used in computing net
   loss per common share                           9,403,509       7,187,047       8,191,839       7,170,846
                                                ============    ============    ============    ============

                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   ---------


                                                                    Nine months ended
                                                              ----------------------------     Period from inception
                                                              September 30,   September 30,     (August 1, 1985) to
                                                                  1996            1995          September 30, 1996
                                                              ------------    ------------     ---------------------
Cash flows from operating activities:
   Net loss                                                   $ (5,944,117)   $ (3,439,553)        $(17,175,547)
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Cumulative effect of change in accounting                  1,041,047       1,041,047
      Depreciation and amortization                                177,532          80,798              767,467
      Debt conversion expense                                      101,330
      Interest converted to equity                                  94,104
      Compensatory stock options and stock                           3,539
      Loss on retirement of assets                                  13,783          10,364               50,397
      Increase (decrease) due to changes in:
       Accounts receivable                                         (63,281)       (378,471)            (473,713)
       Prepaid expenses and other current assets                  (373,986)       (178,161)            (451,120)
       Other assets                                                (23,851)         (1,806)             (37,996)
       Accounts payable                                            (64,788)       (349,734)             166,500
       Accrued liabilities                                         136,014          85,285              602,886
       Unearned advance royalty revenues                           350,000
                                                              ------------    ------------         ------------
        Net cash used in operating activities                   (6,142,694)     (3,130,231)         (14,961,106)
                                                              ------------    ------------         ------------

Cash flows from investing activities:
   Capital expenditures                                            (40,877)     (1,235,451)          (2,308,127)
   Proceeds from sale of assets                                        150           1,775               10,125
   Costs associated with license agreements                     (1,109,533)
   Advances to employees                                            (1,650)
   Purchase of marketable debt securities,
      available-for-sale                                        (6,063,003)     (8,540,650)         (35,581,889)
   Proceeds from maturities of marketable debt securities,
      available-for-sale                                         8,545,530       9,715,271           21,424,758
   Purchase of treasury bills                                   (1,174,419)
   Proceeds from maturity of treasury bills                      1,174,419
   Purchase of certificate of deposit                           (1,530,000)     (1,530,000)
   Proceeds from maturity of certificate of deposit                153,000         153,000
                                                              ------------    ------------         ------------
        Net cash provided by (used in) investing activities      2,594,800      (1,589,055)         (18,943,316)
                                                              ------------    ------------         ------------

Cash flows from financing activities:
   Principal payments on notes payable                            (150,000)       (187,500)
   Proceeds from issuance of notes payable                       1,500,000       2,537,700
   Principal payments on obligations under capital leases          (14,954)        (31,049)            (193,080)
   Proceeds from issuance of common stock                       28,075,590          88,336           59,604,956
   Collections on notes receivable from
      issuance of common stock                                      58,000          58,000
   Proceeds from issuance of preferred stock                       756,222
   Deferred offering costs                                        (277,103)
   Dividends paid on preferred stock                              (491,884)
                                                              ------------    ------------         ------------
        Net cash provided by financing activities               27,910,636       1,615,287           61,807,311
                                                              ------------    ------------         ------------

Net increase (decrease) in cash and cash equivalents            24,362,742      (3,103,999)          27,902,889
Cash and cash equivalents at beginning of period                 3,540,147      11,489,097
                                                              ------------    ------------         ------------
Cash and cash equivalents at end of period                    $ 27,902,889    $  8,385,098         $ 27,902,889
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

                                 - Continued -



                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)
                                   ---------


                                                                    Nine months ended
                                                              ----------------------------     Period from inception
                                                              September 30,   September 30,     (August 1, 1985) to
                                                                  1996            1995          September 30, 1996
                                                              ------------    ------------     ---------------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
The Company issued stock and stock options for:
   Purchase of additional license agreement                                                        $      5,400
   Notes receivable                                                                                      71,000

The Company purchased leasehold improvements
   using accounts payable                                                                               251,507

The Company entered into various capital lease
   arrangements                                                                                         204,610

The Company received stock as payment of a
   note receivable                                                                                        4,226


                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                   ---------


1.   Significant Accounting Policies:

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and for the period from inception (August 1, 1985) to September 30, 1996, and its cash flows for the nine months ended September 30, 1996 and 1995 and for the period from inception (August 1, 1985) to September 30, 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

     Net Loss Per Share

     Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. Net loss per common share for the period from inception to September 30, 1996 has not been presented as such information is not considered to be relevant or meaningful.

     Reclassifications

     Certain balances in the September 30, 1995 financial statements have been reclassified to conform to the current year presentation. These changes had an immaterial effect on the previously reported net loss.

2.   Cash and Cash Equivalents and Marketable Debt Securities:

     At September 30, 1996, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:

     The provision for income taxes for the nine months ended September 30, 1996 and 1995 is related solely to state income taxes.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


4.   Revolving/Term Promissory Note Agreement:

     On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million. The agreement provides for an interest rate of "160 basis points" above the financial institution's certificate of deposit rate (6.85% at September 30, 1996). On May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. The interest rate remains the same and the Company will make annual payments on the note on approximately July 15 of each of the next ten years beginning in 1996. The first payment of $150,000 was made on July 15, 1996 leaving a balance of $1,350,000. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $1,377,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Funding Agreements:

     Effective September 8, 1995, the Company entered into a 1996 funding agreement with Abbott Laboratories Hospital Products Division (Abbott), under which Abbott will provide up to $1,500,000 of funding to further the clinical development of Actiq(TM) to treat cancer-related pain (the "Actiq Cancer Pain Program"). The funding will be provided in equal quarterly payments of $375,000 for qualifying work performed and expenses incurred during the year ended December 31, 1996 in connection with the Actiq Cancer Pain Program. Under the agreement, the Company will provide the additional funding required for this program during the year ended December 31, 1996 and will complete certain program milestones. Through September 30, 1996, the Company had recognized revenue of $1,125,000 which represents the funding for qualifying expenses incurred. As of September 30, 1996, $375,000 of such revenue was included in accounts receivable.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


6.   Stockholders' Equity:

     The table below presents the activity in stockholders' equity from January 1, 1996 to September 30, 1996:

                                                                                             Deficit
                                                                                           Accumulated
                                                      Common Stock                          During the
                                            ----------------------------       Paid-in      Development
                                               Shares          Amount          Capital         Stage
                                            ------------    ------------    ------------   ------------
Balance at January 1, 1996                     7,207,716    $      7,208    $ 33,270,848   $(11,723,314)

Exercise of stock options in Jan. 1996
   (at $.80 to $5.25 per share)                    5,074               5          15,509

Exercise of stock options in Feb. 1996
   (at $.80 to $6.75 per share)                   12,507              13          23,640

Exercise of stock options in Mar. 1996
   (at $.80 to $6.75 per share)                      379               0           1,896

Issuance of common stock for cash
   on June 7, 1996 (at $15.00
   per share) net of offering costs
   of $2,141,775                               2,000,000           2,000      27,856,225

Exercise of stock options in June 1996
   (at $.80 to $11.00 per share)                 176,769             177         164,046

Exercise of stock options in Sept. 1996
   (at $1.00 to $5.375 per share)                  4,228               4          12,076

Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale

Net loss                                                                                     (5,944,117)
                                            ------------    ------------    ------------   ------------

Balance at September 30, 1996                  9,406,673    $      9,407    $ 61,344,240   $(17,667,431)
                                            ============    ============    ============   ============
                                                                                             Unrealized
                                                                              Notes        gain (loss) on
                                                                            Receivable     Marketable Debt
                                                   Treasury Stock          from Issuance    Securities,
                                            ---------------------------      of Common     Available-for-
                                               Shares         Amount           Stock           Sale            Total
                                            ------------   ------------    ------------    -------------   ------------
Balance at January 1, 1996                           345   $     (4,226)   $     (7,000)   $    133,889    $ 21,677,405

Exercise of stock options in Jan. 1996
   (at $.80 to $5.25 per share)                                                                                  15,514

Exercise of stock options in Feb. 1996
   (at $.80 to $6.75 per share)                                                                                  23,653

Exercise of stock options in Mar. 1996
   (at $.80 to $6.75 per share)                                                                                   1,896

Issuance of common stock for cash
   on June 7, 1996 (at $15.00
   per share) net of offering costs
   of $2,141,775                                                                                             27,858,225

Exercise of stock options in June 1996
   (at $.80 to $11.00 per share)                                                                                164,223

Exercise of stock options in Sept. 1996
   (at $1.00 to $5.375 per share)                                                                                12,080

Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale                                                                                    (138,615)       (138,615)

Net loss                                                                                                     (5,944,117)
                                            ------------   ------------    ------------    ------------    ------------

Balance at September 30, 1996                        345   $     (4,226)   $     (7,000)   $     (4,726)   $ 43,670,264
                                            ============   ============    ============    ============    ============

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

RESULTS OF OPERATIONS

Revenues.

Total revenues increased by $7,900 or 2.0% for the three months ended September 30, 1996 as compared to the corresponding period in 1995 and by $20,200 or 1.7% for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The increase is primarily a result of revenues from Fentanyl Oralet(R), the Company's first product. Substantially all revenues in both years were from development funding and milestone payments under collaborative agreements with Abbott Laboratories (Abbott) relating to the Actiq cancer pain program (See Note 5 to Financial Statements). Amounts earned under the collaborative agreements with Abbott may vary substantially in the future.

Under the Company's agreement with Abbott, Abbott manufactures Fentanyl Oralet and sells it to the Company at a price which reflects Abbott's cost of manufacturing. The Company resells the product to Abbott at a price which results in a gross profit to the Company ranging from approximately 40% to 70%. In addition, the Company is entitled to receive a royalty on product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $671,500 or 50% for the three months ended September 30, 1996 as compared to the corresponding period in 1995 and by $2,304,500 or 67% for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The increase in research and development expenses is due primarily to higher expenditures for the Actiq cancer pain clinical development program (See Note 5 to Financial Statements), new product development and other expenditures for product development, including clinical trials. The Company expects that its research and development expenses will grow significantly during the remainder of 1996 as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and process development activities.

Depreciation expense increased by $21,800 or 61% for the three months ended September 30, 1996 as compared to the corresponding period in 1995 and by $96,700 or 120% for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The increase is primarily due to a decrease in the estimated useful life of specific leasehold improvements.

Marketing, general and administrative expenses increased by $414,800 or 88% for the three months ended September 30, 1996 as compared to the corresponding period in 1995 and by $1,302,800 or 113% for the nine months ended September 30, 1996 as compared to the corresponding period in 1996. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for corporate development activities, marketing research, Actiq pre-marketing activities, rent on new facilities, patent activities and equipment leasing. The Company expects that its marketing, general and administrative expenses will increase significantly during the remainder of 1996 as a result of the increased support required for research and development, marketing research, patent, and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $249,800 for the three months ended September 30, 1996 as compared to the corresponding period in 1995 and increased by $151,500 for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The increase is primarily due to invested net proceeds of $27,858,225 from the Company's secondary offering in June 1996.

Interest expense decreased by $6,100 for the three months ended September 30, 1996 as compared to the corresponding period in 1995 and increased by $10,600 for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The decrease for the three months is primarily due to a lower balance of capital lease obligations. The increase for the nine months is primarily due to interest expense related to borrowings on the Company's revolving/term loan in 1995.

Accounting Change.

Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs are expensed as incurred.

Net Loss.

As a result of the increase in research and development, marketing, general and administrative activities and other factors discussed above, the net loss for the three months ended September 30, 1996 was $2,010,400 or $0.21 per share as compared to $1,152,200 or $0.16 per share for the same period in 1995. The net loss for the nine months ended September 30, 1996 was $5,944,100 or $0.73 per share as compared to $3,439,600 or $0.48 per share for the same period in 1995. The net loss for the nine months ended September 30, 1995 includes the cumulative effect of a change in accounting for patent costs of $1,041,000 or $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company realized net proceeds of $27,858,225 through the issuance of common stock in a secondary offering. As of September 30, 1996, the Company had cash and cash equivalents totaling $27,902,900, $1,377,000 in a certificate of deposit used as collateral for a revolving/term loan as described below and $14,150,800 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $43,430,700 as of September 30, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $6,142,700 for the nine months ended September 30, 1996 compared to $3,130,200 for the corresponding period in 1995. The increase in cash used in the period is a direct result of the increase in research and development and marketing, general and administrative activities discussed above.

During the nine months ended September 30, 1996, the Company made capital expenditures of approximately $40,900, as compared to capital expenditures of $1,235,500 during the corresponding period in 1995. The decrease in capital expenditures is due to the completion of the Company's remodeling of new facilities in May 1995. In order to help finance the remodeling of new facilities, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000 (See Note 4 to Financial Statements), of which $1,500,000 was funded during the nine months ended September 30, 1995.

During the nine months ended September 30, 1996, the Company realized cash proceeds of $217,400 relating to the exercise of stock options as compared to $88,300 during the corresponding period in 1995.

During the nine months ended September 30, 1996, the Company made principal payments on capital lease obligations of $15,000 as compared to $31,000 for the corresponding period in 1995.

The Company expects to continue to incur substantial expenses related to the continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities over at least the next several years. The Company anticipates that the existing cash, cash equivalents and marketable debt securities, interest earned thereon, and funding under the 1996 agreement with Abbott provides adequate working capital through 1999.

The Company's working capital requirements may change depending on numerous factors, including the following, the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, the status of competitive products, the establishment of collaborative relationships with other companies and other factors.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 becomes effective at the beginning of 1997. The Company does not believe that SFAS No. 125 will have a significant impact on the financial statements of the Company.

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


Date: November 14, 1996                 ANESTA CORP.


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




                                        By:    /s/ Roger P. Evans
                                           ------------------------------
                                           Roger P. Evans, Controller
                                           (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
