Form 10-K
period 1996-12-31
ANESTA CORP /DE/
filed 1997-03-31
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-23160

                               ---------------

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
                        COMMON STOCK, $.001 PAR VALUE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -------

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $91,639,720 as of March 25, 1997.*

     The number of shares of Common Stock outstanding was 9,478,597 as of March 25, 1997.

-------------------------
* Excludes 3,566,357 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 25, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in the section entitled Management's Discussion And Analysis Of Financial Condition And Results of Operations and those discussed in the Company's Prospectus dated June 6, 1996.

ITEM 1.   BUSINESS

INTRODUCTION

         Anesta is a leader in the development of new pharmaceutical products for oral transmucosal drug administration using its proprietary oral transmucosal (OT) system. The OT-system consists of a dissolvable, non-dissolvable, or device-based drug matrix which is mounted on a handle. The Company's OT-system provides rapid absorption of certain potent drugs into the bloodstream, which can produce the onset of the desired therapeutic effect within five to ten minutes. Anesta's OT-system allows the caregiver or patient to monitor the onset of action, remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved. In certain situations, this allows the caregiver or the patient an element of therapeutic control not possible with traditional drug delivery products and technologies such as tablets, capsules or transdermal patches. Prior to the development of Anesta's OT-system, infusions or injections were generally required to achieve rapid drug absorption, dose control and titration (dose-to-effect). Anesta's non-invasive OT-system is more comfortable and convenient for patients, provides flexibility to caregivers, and has the potential to be more effective and less costly in a variety of clinical settings.

         The Company's first OT-system product is OT-fentanyl. OT-fentanyl was first approved as Fentanyl Oralet(R) by the U.S. Food and Drug Administration
(FDA) and is being marketed by Abbott Laboratories (Abbott) for use in both children and adults as a surgical premedicant and for sedation/analgesia (conscious sedation) prior to diagnostic or therapeutic procedures in hospital settings. Fentanyl, the active ingredient, has been widely used in other dosage forms for over 30 years. Over the last five years, a fentanyl transdermal patch drug delivery system has gained acceptance among oncologists, internists and family practice physicians in treating chronic pain, primarily associated with cancer. U.S. sales of the fentanyl transdermal patch are estimated to be more than $150 million in a total cancer pain market of more than $1.2 billion annually.

         In July 1996, Anesta completed its Phase 3 clinical trial program of a second OT-fentanyl product, Actiq(TM), to treat breakthrough pain (moderate to severe transitory pain) associated with cancer in patients already receiving around-the-clock opioid therapy for their persistent or constant pain. The Company believes that the ability of Actiq to provide rapid relief from breakthrough pain (onset of meaningful pain relief in five minutes) will enhance the patient's ability to more precisely control their own pain and enhance the patient's overall quality of life. Current breakthrough pain treatment most commonly includes orally administered morphine tablets or solutions which usually require 30 minutes or more to provide pain relief. In November 1996, the Company filed its New Drug Application (NDA) with the FDA for the use of Actiq for breakthrough cancer pain.

         Anesta also has several other products in clinical development, targeting applications where the OT-system advantages of rapid onset of action and patient or caregiver control may provide therapeutic value. Products in clinical trials include OT-fentanyl for acute pain (Phase 2/3), OT-nicotine for smoking cessation (late Phase 2) and OT-etomidate for sedation (early Phase 2). Several drugs are being evaluated preclinically with the OT-system, including drugs to treat migraine headache and nausea and vomiting.

         Anesta entered into a strategic alliance with Abbott in 1989 under which Abbott has provided funding to Anesta for the development of Fentanyl Oralet, Actiq and other applications for OT-fentanyl. Abbott contract manufactures Fentanyl Oralet and Actiq for Anesta and is marketing the OT-fentanyl product line in the U.S. Abbott has also agreed to manufacture Anesta's OT-fentanyl line of products, including Fentanyl Oralet and Actiq for Anesta's potential international distributors and licensing partners.

BACKGROUND ON DRUG DELIVERY METHODS

         A wide variety of drug delivery systems are available in the market, although not all drugs can be beneficially delivered by all routes of drug delivery administration. For certain clinical applications, there are clinical benefits in providing rapid onset of therapeutic action and the appropriate drug dosage necessary to achieve the desired effects. Drug delivery should be convenient, cost-effective and as non-invasive as possible. Existing drug delivery systems each have limitations in meeting some of these requirements:

         Tablets or capsules. Although orally delivered tablets or capsules may be convenient and inexpensive, they generally do not provide rapid onset of action. Also, some drugs do not achieve adequate bioavailability when administered as a tablet or capsule due to degradation of the drug by the stomach and liver.

         Infusions and injections. Intravenous (IV) infusions, intramuscular
(IM) and subcutaneous (SC) injections provide rapid uptake and onset of action. Infusion techniques can titrate potent drugs with very rapid changes in effect. However, infusions and injections are painful, invasive and sometimes threatening to the patient. IV infusions and SC and IM injections require highly trained medical professionals for safe and effective administration.

         Transdermal patches. Transdermal patches, which allow absorption of drugs through the skin, provide convenience, ease of administration and a more steady rate of chronic drug delivery. However, the time to achieve therapeutic blood levels with transdermal patches may be four to ten hours after administration. In addition, absorption of the drug into the bloodstream may continue for many hours after removal of the patch. This slower onset of action and inability to quickly stop absorption are limiting factors of transdermal patches and present safety concerns in some clinical situations. For example, patients in acute pain cannot wait several hours to achieve analgesia and such patients sometimes may need to be hospitalized in order that more invasive methods (IV, SC, IM) can be administered by skilled health care professionals.

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

ANESTA'S PROPRIETARY OT-SYSTEM FOR DRUG DELIVERY

         Anesta's proprietary OT-system is designed to address the medical need for a convenient, non-invasive, cost-effective drug delivery system that provides rapid onset of therapeutic action and allows the caregiver or patient to control drug administration until the desired effect is achieved. The OT-system consists of a dissolvable, non-dissolvable, or device-based drug matrix which is mounted on a handle. The drug is released from the matrix in the mouth, allowing rapid absorption through the oral mucosal tissues and slower absorption through the gastrointestinal tract. Oral transmucosal drug delivery achieves rapid absorption of many drugs because the oral mucosa has a large surface area (100 - 150 cm2), is highly vascularized and is significantly more permeable than the skin.

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

         Rapid Termination of Drug Delivery. In certain applications, it is desirable that drug administration be terminated once the desired effect has been obtained. For example, if a patient receives a sedative in connection with a brief outpatient procedure, substantially all of the sedative effect should be gone before the patient can be discharged. The drug contained in a tablet or capsule may dissolve and continue to be absorbed into the bloodstream over a period of hours. Similarly, when a transdermal patch is removed, the drug which has already made contact with the skin will continue to be absorbed into the bloodstream for a number of hours or even days. Thus, drug absorption from tablets, capsules and transdermal patches may continue longer than necessary or desired. By contrast, once Anesta's OT-system is removed, absorption of the drug through the oral mucosal tissues into the bloodstream stops almost immediately.

         Improved Safety. Removing the OT-system limits further absorption of the drug into the body if a patient has an adverse reaction or has achieved the desired therapeutic effect. Because the dosage unit can be removed immediately, the amount of the drug delivered to the patient may be lower than if a tablet, capsule, transdermal patch or injection had been administered.

         Cost-Effective. Traditionally, when rapid onset of action is critical, infusions or injections have been required. Infusions and injections require administration by a skilled caregiver and, in the case of IV or SC administration, a catheter must be inserted and an administration set-up is required. In contrast, the OT-system requires simple placement of the dosage unit in the mouth. Thus, Anesta believes that its OT-system may offer a more cost-effective means of delivering certain drugs that are now given by infusion or injection.

         Greater Patient and Caregiver Convenience. The Company's OT-system is easily administered, comfortable, non-threatening and allows a caregiver or the patient the ability to titrate drug administration.

ANESTA'S BUSINESS STRATEGY

         Anesta's long-term objective is to apply its proprietary OT-system in a number of therapeutic areas and to commercialize new pharmaceutical products using this system. Anesta is pursuing this objective with the following strategy:

     Proprietary Technology. The Company has sought and will continue to expand its proprietary position for its OT-system, by pursuing patent protection in the U.S. and key international markets for its OT-system and for dosage forms that incorporate such technology.

         Approved Drugs. The Company develops new pharmaceutical products by applying its OT-system primarily to approved drugs, including both proprietary and generic drugs, in order to create new dosage forms for applications where existing methods of drug delivery have therapeutic or clinical limitations.

         Focused Resources. Anesta focuses its resources on research, product and process development, clinical research, regulatory interactions and filings and commercial market development and preparation. Anesta works closely with Abbott in developing Fentanyl Oralet, Actiq and other OT-fentanyl applications and plans to develop strategic relationships with other pharmaceutical companies to develop, manufacture, market and distribute Anesta's OT-system products worldwide.

         The Company believes that this strategy offers a number of potentially significant benefits. First, by focusing on developing new dosage forms for approved drugs, Anesta does not bear the cost and risk associated with discovery and development of new pharmaceutical compounds. Second, by entering into relationships with strategic partners for costly activities such as manufacturing, marketing, selling and distribution, Anesta is able to focus its resources on research, development, regulatory interactions and filings and commercial market development activities where the Company can add significant value to its partnerships.

ANESTA'S PRODUCTS AND DEVELOPMENT PROGRAMS

         The Company's research and development activities involve formulation and methods development, invitro and invivo proof-of-concept testing, manufacturing process development, quality control and quality assurance programs, preclinical and clinical research, regulatory documentation and interaction with the FDA to gain marketing approval for its products.

         The following table lists the potential therapeutic indications for and current status of Anesta's first approved product, and the primary products that are in research and development.

Product Name      Indication                  Active Drug       Status(1)
-------------------------------------------------------------------------
Fentanyl Oralet   Surgical premedicant        Fentanyl          Marketing
                  Conscious sedation

Actiq             Breakthrough cancer pain    Fentanyl          NDA Filed

OT-fentanyl       Acute pain                  Fentanyl          Phase 2/3

OT-nicotine       Smoking cessation           Nicotine          late Phase 2

OT-etomidate      Short-acting sedative       Etomidate         early Phase 2

OT-DHE            Migraine headache           Dihydro-          Preclinical
                                              ergotamine

OT-antiemetic     Nausea/vomiting             Chlorpromazine    Preclinical
                                              Droperidol
                                              Metoclopramide
                                              Prochlorperazine

(1) See "Business--Government Regulation" for a description of the various phases of clinical testing.

  Fentanyl Oralet (OT-fentanyl) for Premedication

      Fentanyl Oralet is approved by the FDA for use in both adult and pediatric patients in a hospital setting (i) as a surgical premedication or
(ii) to provide sedation/analgesia (conscious sedation) prior to diagnostic or therapeutic procedures. The unique design of Fentanyl Oralet provides physicians with a new method of administering fentanyl in a controllable yet painless and easy to use dosage form. Patients experience an onset of analgesia in six to eight minutes and sedation and reduced anxiety in 20 to 30 minutes.

  Actiq (OT-fentanyl) for Breakthrough Pain

      Phase 3 clinical research for Anesta's OT-fentanyl product for breakthrough pain, Actiq, was completed in July of 1996 and the Actiq NDA was filed in November of 1996. Anesta believes that Actiq has the potential to bring about a major advance in pain management for persons suffering moderate to severe breakthrough pain. Data from the Company's clinical trials in cancer and other patients show that Actiq provides patients onset of pain relief in approximately 5 minutes that is predictable, controllable, convenient and safe.

      In recent years there has been a growing awareness that millions of cancer patients do not receive optimal analgesic therapy for their pain. Inadequate pain management leads to debilitation, reduced quality of life and great stress on interpersonal relationships with family, friends and caregivers. Many clinicians believe that improving a patient's control over pain also helps in his or her ability to better fight the underlying disease.

      With improved clinician awareness and understanding of the importance of managing pain as an integral part of overall cancer therapy, there is a desire to find solutions to one of the most challenging components of cancer pain, namely breakthrough pain. Breakthrough pain is a transitory flare of moderate to severe pain occurring on a background of persistent or constant pain in patients receiving chronic opioid therapy. Breakthrough pain may be related to a specific activity or may occur spontaneously and be totally unpredictable. When related to a specific activity such as walking or eating, it may be termed incident pain. Various studies have shown that over 50% of all patients with active cancer experience moderate to severe pain. Over 70% cancer patients experience moderate to severe pain in the end stage of the disease. Other studies have shown that 52 to 64% of these patients experience breakthrough pain. These studies suggest that over 800,000 cancer patients suffer from breakthrough pain each year in the U.S. alone.

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

      Breakthrough pain typically develops rapidly and often reaches maximum intensity in three minutes. It has a variable duration averaging approximately 30 minutes. These episodes can be excruciatingly painful and may last for one or two hours. Oral morphine is not optimal to treat breakthrough pain because it typically requires 30 minutes or more to produce pain relief (analgesia). This delayed onset of pain relief results in a "pain relief gap" -- the painful and debilitating wait between onset of breakthrough pain and the beginning of pain relief.

      One approach to managing breakthrough pain is to increase the dose of the around-the-clock, long-acting opioid analgesic over several days or weeks until the patient no longer experiences breakthrough pain. This approach frequently leads to over medication and an increase in undesirable side effects such as drowsiness or severe constipation. As patients and their physicians learn from their experience, they will often seek a balance of drug therapy that meets the patient's desire for fewer or less severe breakthrough pain episodes offset by a need to minimize the side effects of higher opioid doses. Often this compromise leads to an acceptance of one to four episodes of breakthrough pain every day. As a result, breakthrough pain is a frequent occurrence in the lives of many cancer patients. Most of these patients have a need for a better therapy to more effectively treat breakthrough pain.

      The only currently available treatments which adequately match rapid onset of pain relief to the rapid onset of breakthrough pain are IV or SC infusions or IM injections of potent opioids, such as morphine. In many settings, these options are unacceptable because they are invasive, uncomfortable, inconvenient for patients and caregivers, and can lead to significantly increased costs.

      The ideal treatment for breakthrough pain would provide very rapid pain relief in a simple, controllable, safe and patient-friendly manner. Anesta believes that Actiq meets these criteria as it provides rapid onset of pain relief (in five minutes) in a dosage form that provides the patient a means of controlling the dose (dose-to-effect), and that is safe, convenient, user-friendly and less costly than invasive methods.

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

      Anesta's Phase 3 cancer pain clinical program involved 12 studies at 45 U.S. sites. The program was designed to determine the safety and effectiveness of Actiq as well as to gather practical information such as the proper dosing recommendations for the product in patients receiving conventional around-the-clock opioids for chronic pain. Two blinded titration trials were designed to develop a practical method for patients to achieve optimal relief from breakthrough pain. Incrementally higher doses were administered until a dose was found where one unit of Actiq was effective for an average breakthrough pain episode. Another blinded trial was designed to demonstrate the efficacy of Actiq compared to placebo for breakthrough pain. Actiq was also investigated in a small supporting study as the sole source (monotherapy) for pain control in opioid tolerant patients. Additionally, long-term safety was assessed in a follow-on study where cancer patients are allowed to continue with Actiq therapy, if they desire, after completing one of the other trials. The Company's clinical trials in total enrolled 257 cancer patients who have received over 41,000 doses of Actiq as of November 1996, during participation in these trials. Several patients have completed more than 12 months of Actiq therapy with continuing effectiveness in treating their episodes of breakthrough pain.

      In double-blind dose titration studies, Actiq produced significantly faster and better pain relief scores than currently used breakthrough pain medications at 15, 30, and 60 minutes following study drug administration. Patient assessment, based on global performance ratings which blend efficacy, side-effects, dosage form and other factors, was also significantly better with Actiq when compared with baseline breakthrough pain medications. In a pain assessment trial of postoperative surgical patients, the median time for onset of meaningful pain relief (analgesia)following administration of Actiq was less than 5 minutes.

      Ninety-one percent of the patients in the three pivotal studies who were eligible to continue Actiq therapy chose to enroll in an open-label, long-term study of Actiq. Mean global performance ratings for Actiq were consistently in a range indicating very good to excellent pain relief for the duration of therapy in the long-term study. The main side effects reported during the cancer pain clinical studies with Actiq were similar in type and prevalence to those caused by all opioid analgesia products used to treat chronic pain patients.

      The Actiq dosage form, consisting of a drug matrix attached to a handle, facilitates absorption of the drug within the mouth and enables the patient to individually control drug delivery. This helps achieve rapid and effective pain relief while minimizing side effects in a patient-friendly, non-invasive oral transmucosal delivery system.

      The proposed treatment plan for using Actiq for breakthrough pain will be simple and consistent with current practice and published guidelines. Physicians will prescribe an around-the-clock opioid analgesic for constant pain, using conventional products like sustained-release morphine tablets or fentanyl transdermal patches. The patient will be instructed to use an Actiq instead of oral morphine when the patient feels the onset of breakthrough pain. As the patient sucks on the Actiq, it dissolves and releases the drug for rapid absorption through the mucosal tissues providing a fast onset of pain relief. A recent Actiq clinical study of post-operative patients with acute pain showed that the onset of meaningful pain relief occurred in under five minutes in over 50% of the patients and within 15 minutes for substantially all patients. Currently available oral opioid products have a much slower onset of therapeutic effect.

  Other Products in Development

      Anesta has several OT-system products under clinical development for the following clinical applications:

      OT-fentanyl for acute pain. OT-fentanyl is also being studied for acute pain. There are multiple causes of acute pain including surgery, trauma and conditions such as kidney stones. Acute pain usually requires the rapid onset of pain relief. Historically, hospitalized patients have received IV or SC infusions or IM injections in order to receive rapid pain relief. A more recent enhancement to the IV route of administration of analgesics has been the development of patient controlled devices with sophisticated microelectronics, which allow patients to self-administer the IV pain medication when they feel the need for pain relief. This method of patient controlled analgesia (PCA) has been shown to improve pain management, at the same time decreasing the total daily dose of medication used. There are also psychological benefits to the patients who gain more control over their analgesic therapy.

      PCA therapy is a major improvement for pain management and reduces the need for skilled caregivers to provide repeat IV or SC infusions or IM injections. Anesta's OT-system takes the PCA concept one step further. Instead of relying on invasive and costly IV infusions, OT-fentanyl will provide the rapid onset of pain relief in a noninvasive and cost-effective delivery system in a hospital setting.

      Anesta has completed several Phase 2/3 clinical studies in over 300 patients experiencing acute pain after surgery. During the past year, data from some of these studies have been presented at peer-reviewed scientific meetings. These early data provide evidence that OT-fentanyl can be clinically effective for acute pain in a hospital setting.

      OT-nicotine (OTNC) for smoking cessation. Anesta's OT-nicotine product is in late-stage Phase 2 clinical development. OTNC is a new therapy targeted to help individuals overcome dependence on tobacco.

      Seven clinical studies with OTNC have been completed. These studies have evaluated the effects of different dosage strengths, the acceptability of different taste formulations, and the ability of OTNC to aid smoking cessation with limited, short-term use and with eight weeks of therapy. Clinical pharmacokinetic data showing blood levels after different OTNC doses were presented at the Society for Research on Nicotine and Tobacco annual meeting in March 1996 and clinical data with short-term use were presented at the American Society of Addiction Medicine in November 1996. These data demonstrated that blood concentrations increase in proportion to dose, the desire to smoke decreases at higher doses, high patient acceptance, and side effects typical of nicotine.

      Nicotine replacement therapy has become established as a successful aid to smoking and tobacco cessation programs. Nicotine replacement products that have been approved include a nicotine gum, several transdermal nicotine patches and nicotine nasal spray. In February 1996, nicotine gum was approved by the FDA in the U.S. for over-the-counter sales and distribution and in July 1996, two nicotine transdermal patches were approved by the FDA for over-the-counter sales and distribution. A number of other companies are developing other types of nicotine replacement products, as well as other smoking cessation products, which, if approved, would compete with OTNC. Smoking cessation experts believe that increasing the availability and number of nicotine replacement products will increase their benefits on public health, as no single therapy will be effective for all smokers desiring to quit. These experts foresee a need for a broad range of readily available products and therapies to increase the success rate of smoking cessation programs.

      OTNC provides a combination of pharmacokinetic profile and behavioral characteristics that are different from the other nicotine replacement products currently on the market. Some smokers who have used OTNC for up to one week have commented that the ability to control dosing by repeatedly inserting and removing the OTNC unit from their mouths has given them a greater ability to manage their urge to smoke. This element of control is different from that offered by these other treatment modalities. Anesta believes that this ability to titrate the dose of nicotine and rapidly deliver adequate doses of nicotine to the individual may more closely displace the physiologic dependence and psychological craving effects of cigarettes. These properties of OTNC may be especially effective in the early stages of smoking cessation and in smoking relapse prevention.

      OT-etomidate (OTET), an ultra-short acting, non-opioid sedative and anxiolytic. OTET is beginning Phase 2 clinical studies. This product is designed to broaden Anesta's product line in providing sedation and reducing anxiety in situations where the procedure is not painful or where pain is managed by other methods such as local or regional anesthesia. The active ingredient in OTET, etomidate, is an approved anesthetic drug when supplied in an IV dosage form.

      The first two Phase 1 clinical studies confirmed that OTET delivers dose-related therapeutic blood levels to produce sedation and anxiolysis in 10 to 20 minutes. Sedation and anxiolysis continue for 30 to 40 minutes. Emergence from sedation to a level indicative of complete recovery occurs 60 to 90 minutes after taking the drug. This profile is very close to the sedation specifications described as ideal by anesthesiologists for many short procedures and by experts in dental sedation.

      An additional clinical study has just been completed, where the primary objective was to evaluate and document the rapid, uneventful recovery of psychomotor and cognitive function after administration of OTET. Such rapid recovery is critically important in managed health care environments emphasizing productivity in health care delivery. The Company is seeking to establish in its Phase 2 clinical trials that OTET can provide rapid clear-headed patient recovery and discharge after a procedure is completed. The Company believes this addresses an important goal in managed care to maximize the utilization of high cost facilities.

      OT-system products to treat migraine headaches. Anesta is conducting preclinical research and development of products to treat migraine headaches. The Company believes that the OT-system has the potential to provide therapeutic benefit for persons suffering migraine headaches because of the ability to produce rapid uptake of drug into the bloodstream without the need for infusions or injections.

      OT-system products to treat nausea and vomiting. Anesta is conducting preclinical research and development of OT-system products to deliver anti-emetic drugs. The Company believes that its OT-system can be used to treat post-surgical nausea and vomiting, emesis induced by chemotherapy, or nausea and vomiting secondary to conditions such as migraine headache or AIDS. Currently, anti-emetics are administered orally, rectally, by injection or by transdermal patches. Unlike oral tablet delivery, Anesta's OT-system would allow the patient the ability to remove the dosage form from the mouth should an emetic episode occur during administration of the drug. In addition, oral transmucosal delivery avoids painful injections yet would provide rapid onset similar to an injection. Patches typically require hours to reach effective blood levels, making them less attractive for treating acute episodes of nausea and vomiting. Anesta believes there is an unmet clinical need for a non-invasive method which allows patients the ability to control the delivery of anti-emetic drugs.

RESEARCH AND DEVELOPMENT STRATEGY

      Anesta develops its proprietary OT-system and products both independently and with the collaboration of the University of Utah and its assignee, the University of Utah Research Foundation (collectively, the UURF) and Abbott. Future development projects may involve collaboration with other established pharmaceutical companies. The Company's primary emphasis is on research, product and process development, clinical research, regulatory interactions and filings and commercial market development and preparation. The Company currently produces its clinical supplies for clinical studies in its own pilot manufacturing facility and intends to expand manufacturing capabilities to develop improved manufacturing technologies to support larger clinical research projects and to demonstrate scale-up capabilities (manufacturing process development). Since its inception, Anesta has managed most aspects of its clinical trials and has prepared substantially all U.S. regulatory filings for its products. In 1996, 1995, and 1994, Anesta's research and development expenditures were $8,304,000, $5,228,000 and $3,210,000 respectively.

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

  Abbott Laboratories

      In December 1989, Anesta entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement, as amended (the "1989 Agreement"), Anesta granted to Abbott the exclusive right to make, use and market in the U.S. OT-products resulting from technology owned or licensed by Anesta consisting of OT-fentanyl or other central nervous system-acting drugs or intermediates thereof used for pre-medication, sedation, analgesia, diagnostic procedures, emergency room, post-operative pain, burn treatment or cancer-related pain management. Abbott's exclusive license terminates upon the expiration of the last U.S. patent relative to such licensed technology. Under the 1989 Agreement, Abbott has provided development funding and milestone payments and Abbott is obligated to pay royalties and other payments on product sales. In 1995, the Company entered into two new funding agreements with Abbott under which Abbott agreed to provide to the Company $1,500,000 in each of 1995 and 1996 to further the development of the OT-fentanyl product, Actiq, for cancer pain. Through December 31, 1996, Abbott had paid a total of $9,375,000 with $375,000 due to the Company. An additional $300,000 is payable from Abbott to Anesta upon approval of the Actiq NDA in the U.S. Abbott is Anesta's contract manufacturer for the OT-fentanyl product line and sells such products to Anesta. Anesta resells OT-fentanyl products to Abbott for marketing in the U.S. under Abbott's trademark Fentanyl Oralet and Anesta's trademark Actiq.

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

      Effective October 12, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995.

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

MANUFACTURING

      Anesta has a pilot manufacturing facility capable of producing limited quantities of its proprietary OT-products for formulation and methods development, animal studies and clinical studies. Anesta has licensed manufacturing rights to certain of its products to Abbott subject to the right of Anesta to manufacture such products under certain circumstances.

      The Company is in the process of developing manufacturing processes and the capacity to produce sufficient amounts of OT-products to conduct larger scale clinical studies. This manufacturing process is designed to produce large volumes and reduce the unit cost of producing OT-products. The Company will also have to adhere to cGMP regulations enforced by the FDA's facilities inspection program, as well as requirements imposed by the Drug Enforcement Agency (DEA).

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

      Competition in the pharmaceutical industry is intense. Many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engage in research and development of pharmaceutical products and drug delivery systems. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies may develop and introduce products and processes competitive with or superior to those of the Company. The Company's product development programs are subject to significant competition from companies utilizing alternative development strategies.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

      The basic technology underlying the Company's proprietary OT-system was invented by Dr. Stanley and Brian Hague, both employees of the Company, while employed at the University of Utah. Anesta is the exclusive worldwide licensee of such technology under patents held by the UURF through a license granted in 1985 which remains in effect for the life of all applicable patents. The U.S. patents expire on various dates ranging from 2004 to 2010 and the foreign patents expire on various dates ranging from 2003 to 2010. Anesta maintains, at its expense, all U.S. patent rights with respect to the licensed technology and files and prosecutes the relevant patent applications in the U.S. and foreign countries. The OT-system technology underlying Anesta's exclusive license is covered by 10 issued U.S. patents, 76 issued foreign patents, 22 pending U.S. patent applications and 31 pending foreign patent applications. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its technology and the patents and patent applications being licensed from the UURF.

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

      To market its products abroad, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing, among other things, the design and conduct of human clinical trials, pricing regulations and obtaining marketing approval. The approval procedure may vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU) certain registration procedures are available to companies wishing to market a product in more than one EU member country. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is almost always granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by other countries.

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

HUMAN RESOURCES

      As of December 31, 1996, Anesta employed 58 individuals, of whom approximately 27 hold Ph.D., M.D. or other advanced degrees. Of its total workforce, 44 employees are engaged in research and development activities and 14 are devoted to commercial, business development and administrative activities. A significant number of the Company's management and professional employees have had prior experience with major international pharmaceutical, biotechnology or medical products companies. Anesta believes that it maintains good relations with its employees. The Company's success will depend in large part upon its ability to attract and retain these and future employees. The Company faces competition in this regard from other companies, research and academic institutions and government entities.

ITEM 2.  PROPERTIES

         On December 31, 1996, the Company's administrative offices and research laboratories comprised approximately 28,000 square feet located in Salt Lake City, Utah. During 1997, the Company will remodel approximately 11,000 additional square feet for office, laboratory and manufacturing space. The lease covering these facilities expires March 31, 2000, with two five year renewal options. The Company anticipates that the current and remodeled facilities will meet the Company's needs through 1998.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock (Nasdaq symbol NSTA) began trading publicly in the over-the-counter market through the Nasdaq National Market on January 28, 1994. Prior to that date, there was no public market for the Common Stock. The following table presents quarterly information on the price range of the Common Stock. This information indicates the high and low sale prices reported by the Nasdaq National Market System. These prices do not include retail markups, markdowns or commissions.

                                                    High               Low
                                                    ----               ---
Fiscal 1995:
First Quarter                                   $    5.75          $    4.75
Second Quarter                                      10.13               4.38
Third Quarter                                       13.00               8.75
Fourth Quarter                                      11.75               9.00

Fiscal 1996:
First Quarter                                   $   16.75          $    9.25
Second Quarter                                      21.50              10.75
Third Quarter                                       14.75               8.75
Fourth Quarter                                      20.63              12.25

         As of March 24, 1997 there were approximately 133 holders of record of the Common Stock.

         The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
                                                                    1996       1995       1994      1993      1992
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF             Revenues:
OPERATIONS DATA:           Product sales                          $     92   $     61   $     37   $    --   $    --
Years ended                Royalties                                     3        102          1        --        --
December 31,               Revenues from contract research           1,503      1,514        812     1,584     1,741
                                                                  --------   --------   --------   -------   -------
                             Total revenues                          1,598      1,677        850     1,584     1,741

                         Cost and expenses:
                           Cost of goods sold                           27         19         22        --        --
                           Royalties                                     3          3          2        --        --
                           Research and development                  8,304      5,228      3,210     1,793     1,403
                           Depreciation and
                             amortization                              237        158        103        85        75
                           Marketing, general and administrative     3,537      2,219      1,328       553       363
                                                                  --------   --------   --------   -------   -------
                         Loss from operations                      (10,510)    (5,950)    (3,815)     (847)     (100)

                         Non operating income, net                   1,820      1,250        866         8        17
                         Provision for income taxes                                --         --        --        --
                                                                  --------   --------   --------   -------   -------
                         Loss before cumulative effect
                           of change in accounting                  (8,690)    (4,700)    (2,949)     (839)      (83)
                         Cumulative effect of change
                           in accounting                                       (1,041)

                         Net loss                                 $ (8,690)  $ (5,741)  $ (2,949)  $  (839)  $   (83)
                                                                  ========   ========   ========   =======   =======
                         Net loss per common share:
                           Loss before cumulative effect
                             of change in accounting              $  (1.02)  $  (0.65)  $  (0.51)  $ (0.62)  $ (0.08)
                           Cumulative effect of change
                             in accounting                                      (0.15)        --        --        --
                                                                  --------   --------   --------   -------   -------

                         Net loss per common share*               $  (1.02)  $  (0.80)  $  (0.51)  $ (0.62)  $ (0.08)
                                                                  ========   ========   ========   =======   =======
                         Shares used in computing
                           net loss per common share*                8,499      7,177      6,721     1,345     1,076
                                                                  ========   ========   ========   =======   =======

--------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:      Cash, cash equivalents,
At December 31,            certificate of deposit and
                           marketable debt securities             $ 41,359   $ 21,844     26,392   $    41   $   628

                         Total assets                               43,959     24,242     28,260     1,686     1,929
                         Long-term obligations, including
                           current portion                           1,350      1,516         52        83       103
                         Deficit accumulated during
                           development stage                       (20,413)   (11,719)    (5,981)   (2,540)   (1,702)
                         Stockholders' equity                       41,115     21,677     27,052       508       962


* Computed on the basis described for net loss per common share described in
  Note 1 of the Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Revenues.

Total revenues decreased by $78,400 or 4.7% during 1996 as compared to 1995 and increased by $826,400 or 97.2% between 1995 and 1994. The increase between 1995 and 1994 was primarily a result of revenue recognized pursuant to a 1995 collaborative agreement with Abbott Laboratories (Abbott) relating to the Actiq cancer pain program (See Note 10 to Financial Statements). Substantially all revenues in all years were from development funding and milestone payments under collaborative agreements with Abbott relating to the Actiq cancer pain program. Amounts earned under the collaborative agreements with Abbott may vary substantially in the future.

Under the Company's agreement with Abbott, Abbott manufactures Fentanyl Oralet and sells it to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the product to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $3,075,400 or 59% during 1996 as compared to 1995 and by $2,018,200 or 63% between 1995 and 1994. The increase in research and development expenses in 1996 and 1995 was due primarily to higher expenditures for the Actiq Cancer Pain Program (See Note 10 to Financial Statements), new product development and other expenditures for product development, including clinical trials. The Company expects that its research and development expenses will grow significantly during 1997 as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and process development activities.

Depreciation expense increased by $80,000 or 51% during 1996 as compared to 1995 and by $55,100 or 54% between 1995 and 1994. The increase in 1996 is primarily due to a decrease in the estimated useful life of specific leasehold improvements and the increase in 1995 is primarily due to the Company's remodeling of new facilities.

Marketing, general and administrative expenses increased by $1,317,600 or 59% during 1996 as compared to 1995 and by $890,400 or 67% between 1995 and 1994. The increase in 1996 was due primarily to higher expenditures for corporate development activities, marketing research, Actiq pre-marketing activities, rent on new facilities, patent activities and equipment leasing. The increase in 1995 was due primarily to higher expenditures resulting from additional executives and employees, increased support required for research and development, patent and corporate development activities. The Company expects that its marketing, general and administrative expenses will increase significantly during 1997 as a result of the increased support required for research and development, marketing research, Actiq pre-launch market development activities, patent and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $592,500 during 1996 as compared to 1995 and by $482,200 between 1995 and 1994. The increase in 1996 is primarily due to invested net proceeds of $27,858,225 from the Company's secondary offering in June 1996. The increase in 1995 is primarily due to higher interest rates, partially offset by lower average balances invested.

Interest expense increased by $11,600 during 1996 as compared to 1995 and by $82,300 between 1995 and 1994. The increase in both years is primarily due to interest expense related to borrowings on the Company's revolving/term loan.

Income Taxes.

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $18 million and research and development tax credit carryforwards of $555,000 that expire from 2003 to 2011. A portion of the Company's net operating loss and research and development tax credit carryforwards are subject to an annual limitation in future periods pursuant to the "change in ownership" rules under section 382 of the Internal Revenue Code of 1986, as amended. Based upon the amount of carryforwards subject to limitation, the date the limitation arose, and the estimated value of the Company on the change of ownership date, the Company believes that the limitation will not have a material impact on the future use of net operating loss and research and development tax credit carryforwards. The Company's ability to realize the benefit of the deferred tax asset related to the net operating loss and research and development tax credit carryforwards will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes a full valuation allowance should be provided (See Note 9 to Financial Statements).

Accounting Change.

Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs are expensed as incurred.

Net Loss.

As a result of the increase in research and development, marketing, general and administrative activities and other factors discussed above, the net loss for 1996 was $8,689,800 or $1.02 per share as compared to $5,741,800 or $0.80 per share for 1995 and $2,949,200 or $0.51 per share in 1994. The net loss for 1995 includes the cumulative effect of a change in accounting for patent costs of $1,041,000 or $0.15 per share.

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

In June 1996 the Company realized net proceeds of $27,858,225 through the issuance of common stock in a secondary offering. As of December 31, 1996, the Company had cash and cash equivalents totaling $22,807,600, $1,377,000 in a certificate of deposit used as collateral for a revolving/term loan as described below and $17,173,900 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $41,358,600 as of December 31, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company's use of cash in operating activities increased by $3,584,500 during 1996 as compared to 1995 and by $2,261,700 between 1995 and 1994. The increase in cash used was a direct result of the increase in research and development and marketing, general and administrative activities discussed above.

During 1996, the Company made capital expenditures of approximately $53,300 as compared to capital expenditures of $1,591,900 and $361,000 in 1995 and 1994 respectively. The increase in capital expenditures in 1995 was due to the Company's remodeling of new facilities. In order to finance the capital expenditures, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000 which is collateralized by a $1,530,000 certificate of deposit purchased in 1995. This loan converted to a 10 year term loan on May 15, 1995.

During 1996 the Company paid $16,400 on capital lease obligations as compared to $35,500 and $56,500 in 1995 and 1994 respectively.

The Company expects to continue to incur substantial expenses related to the continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities over at least the next several years. The Company anticipates that the existing cash, cash equivalents and marketable debt securities, and interest earned thereon provides adequate working capital through 1999.

The Company's working capital requirements may change depending on numerous factors, including the following; the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, the status of competitive products, the establishment of collaborative relationships with other companies and other factors.

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 becomes effective at the beginning of 1997. The Company does not believe that SFAS No. 125 will have a significant impact on the financial statements of the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will have to implement SFAS No. 128 in the fourth quarter of 1997. The impact of the adoption of SFAS No. 128 on the Company's financial statements has not been determined.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       Report of Independent Accountants





To the Shareholders of
Anesta Corp.:

We have audited the accompanying balance sheets of Anesta Corp. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (August 1, 1985) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anesta Corp. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from inception (August 1, 1985) to December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 1995 the Company changed its method of accounting for external legal costs related to patents.

/s/  Coopers & Lybrand L.L.P.

Salt Lake City, Utah
February 26, 1997

                                  ANESTA CORP.
                         (A Development Stage Company)

                                 BALANCE SHEETS
                        as of December 31, 1996 and 1995
                                  ___________

   ASSETS                                          1996            1995

                                               ------------    ------------
Current assets:
   Cash and cash equivalents                   $ 22,807,608    $  3,540,147
   Current portion of certificate of deposit        153,000         153,000
   Marketable debt securities,
    available-for-sale                           17,173,950      16,773,547
   Accounts receivable                              485,648         410,432
   Prepaid expenses and other current assets        291,983          77,134
                                               ------------    ------------
      Total current assets                       40,912,189      20,954,260
                                               ------------    ------------
Property and equipment, at cost:
   Furniture and equipment                          847,521         870,042
   Leasehold improvements                         1,476,743       1,509,430
   Accumulated depreciation                        (617,058)       (480,372)
                                               ------------    ------------
                                                  1,707,206       1,899,100
                                               ------------    ------------
Other assets:
   Certificate of deposit                         1,224,000       1,377,000
   Other assets                                     115,474          11,568
                                               ------------    ------------
                                                  1,339,474       1,388,568
                                               ------------    ------------
      Total assets                             $ 43,958,869    $ 24,241,928
                                               ============    ============


   LIABILITIES AND STOCKHOLDERS' EQUITY                        1996            1995

                                                           ------------    ------------
Current liabilities:
   Accounts payable                                        $    518,965    $    231,288
   Accrued liabilities
     Accrued compensation                                       332,020         247,741
     Accrued research and development costs                     200,000         100,000
     Other                                                       92,503         119,131
   Current portion of note payable                              150,000         150,000
   Current portion of obligations under capital leases                           16,363
                                                           ------------    ------------
       Total current liabilities                              1,293,488         864,523

Unearned advance royalty revenues                               350,000         350,000
Note payable                                                  1,200,000       1,350,000
                                                           ------------    ------------
       Total liabilities                                      2,843,488       2,564,523
                                                           ------------    ------------

Commitments (Note 12)

Stockholders' equity:
   Common stock, par value, $.001 per share; Authorized:
     15,000,000 shares; Issued:  9,440,129
     in 1996 and 7,207,716 in 1995                                9,440           7,208
   Additional paid-in capital                                61,531,623      33,270,848
   Deficit accumulated during the development stage         (20,413,153)    (11,723,314)
   Treasury stock (345 shares), at cost                          (4,226)         (4,226)
   Notes receivable from issuance of common stock                (7,000)         (7,000)
   Unrealized gain (loss) on marketable debt securities,
     available-for-sale                                          (1,303)        133,889
                                                           ------------    ------------
       Total stockholders' equity                            41,115,381      21,677,405
                                                           ------------    ------------
       Total liabilities and stockholders' equity          $ 43,958,869    $ 24,241,928
                                                           ============    ============




                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
          for the years ended December 31, 1996, 1995 and 1994 and for the period from inception (August 1, 1985) to December 31, 1996

                                    --------

                                                                                                  Period from inception
                                                                                                   (August 1, 1985) to
                                                         1996            1995           1994        December 31, 1996
                                                     ------------    ------------   ------------- ---------------------
Revenues:
   Product sales                                     $     92,430    $     60,725    $     37,276    $    190,431
   Royalty revenue                                          2,700         101,775           1,116         105,591
   Revenues from contract research                      1,503,000       1,514,000         811,710       9,978,931
                                                     ------------    ------------   -------------   -------------

     Total revenues                                     1,598,130       1,676,500         850,102      10,274,953
                                                     ------------    ------------   -------------   -------------

Operating costs and expenses:
   Cost of goods sold                                      27,290          18,771          21,628          67,689
   Royalties                                                2,500           2,500           2,500           7,500
   Research and development                             8,303,756       5,228,392       3,210,177      22,845,762
   Depreciation and amortization                          237,622         157,647         102,514         827,556
   Marketing, general and administrative                3,536,852       2,219,229       1,328,790       9,357,571
                                                     ------------    ------------    ------------    ------------

     Total costs and expenses                          12,108,020       7,626,539       4,665,609      33,106,078
                                                     ------------    ------------   -------------   -------------

     Loss from operations                             (10,509,890)     (5,950,039)     (3,815,507)    (22,831,125)

Non operating income (expense):
   Interest income                                      1,958,073       1,365,605         883,408       4,344,357
   Interest expense                                      (111,514)        (99,931)        (17,628)       (352,984)
   Other                                                  (26,408)        (16,327)            602         (39,361)
                                                     ------------    ------------   -------------   -------------

     Loss before provision for income
      taxes, extraordinary item and cumulative
      effect of change in accounting                   (8,689,739)     (4,700,692)     (2,949,125)    (18,879,113)

Provision for income taxes                                   (100)           (100)           (100)        (23,405)
                                                     ------------    ------------   -------------   -------------

     Loss before extraordinary item and
      cumulative effect of change in accounting        (8,689,839)     (4,700,792)     (2,949,225)    (18,902,518)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                 22,296

Cumulative effect of change in accounting (Note 2)                     (1,041,047)                     (1,041,047)
                                                     ------------    ------------   -------------   -------------

     Net loss                                        $ (8,689,839)   $ (5,741,839)  $  (2,949,225)  $ (19,921,269)
                                                     ============    ============   =============   =============



Loss per common share amounts--
   Loss before extraordinary item and cumulative
     effect of change in accounting                  $      (1.02)   $      (0.65)  $       (0.51)

   Extraordinary item

   Cumulative effect of change in accounting                                (0.15)
                                                     ------------    ------------    ------------

   Net loss per common share                         $      (1.02)   $      (0.80)   $      (0.51)
                                                     ============    ============    ============


Shares used in computing net
   loss per common share                                8,499,124       7,177,220       6,721,434
                                                     ============    ============    ============

                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the period from inception (August 1, 1985) to December 31, 1996

                                   ---------





                                             Preferred Stock - Voting            Common Stock             Deficit
                                            ---------------------------    ---------------------------  Accumulated
                                                                                                         During the
                                                                Paid-in                       Paid-in    Development
                                             Shares   Amount    Capital    Shares    Amount   Capital       Stage
                                             ------   ------    -------    ------    ------   -------    -----------
Initial offering of common stock
   for cash on August 1, 1985
   (at $.02 per share)                                                       53,600  $   535   $    537
Issuance of common stock for cash
   on September 16, 1985
   (at $.20 per share)                                                      290,500    2,906     55,194
Issuance of common stock for cash
   on November 12, 1985
   (at $.70 per share)                                                      149,000    1,490    102,810
Issuance of common stock for a License
   Agreement with the University of
   Utah on January 31, 1986
   (at $.70 per share)                                                        6,000       60      4,140
Issuance of common stock for cash
   on January 31, 1986
   (at $.70 per share)                                                       37,500      376     25,874
Compensation recognized for
   compensatory stock options                                                                       930
Loss from inception to
   December 31, 1986                                                                                     $(121,780)
                                                                            -------    -----     ------  ---------

Balance at December 31, 1986                                                536,600    5,367    189,485   (121,780)

Issuance of common stock for cash on
   March 30, 1987, April 14, 1987 and
   May 30, 1987 (at $1.40 per share)                                        357,135    3,570    473,420
Compensation recognized for
   compensatory stock options                                                                     1,812
1987 net loss                                                                                             (302,842)
                                                                            -------    -----     ------  ---------

Balance at December 31, 1987                                                893,735    8,937    664,717   (424,622)


                                                                                          Unrealized
                                                                          Notes          gain (loss) on
                                                                       Receivable        Marketable Debt
                                                Treasury Stock        from Issuance        Securities,
                                               -----------------        of Common         Available-for-
                                               Shares     Amount          Stock               Sale             Total
                                               ------     ------      -------------      ---------------       -----
Initial offering of common stock
   for cash on August 1, 1985
   (at $.02 per share)                                                                                       $   1,072
Issuance of common stock for cash
   on September 16, 1985
   (at $.20 per share)                                                                                          58,100
Issuance of common stock for cash
   on November 12, 1985
   (at $.70 per share)                                                                                         104,300
Issuance of common stock for a License
   Agreement with the University of
   Utah on January 31, 1986
   (at $.70 per share)                                                                                           4,200
Issuance of common stock for cash
   on January 31, 1986
   (at $.70 per share)                                                                                          26,250
Compensation recognized for
   compensatory stock options                                                                                      930
Loss from inception to
   December 31, 1986                                                                                         $(121,780)
                                                                                                             ---------


Balance at December 31, 1986                                                                                    73,072

Issuance of common stock for cash on
   March 30, 1987, April 14, 1987 and
   May 30, 1987 (at $1.40 per share)                                                                           476,990
Compensation recognized for
   compensatory stock options                                                                                    1,812
1987 net loss                                                                                                 (302,842)
                                                                                                              --------

Balance at December 31, 1987                                                                                   249,032




                                - Continued -

                    The accompanying notes are an integral
                      part of the financial statements.

                                  ANESTA CORP.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the period from inception (August 1, 1985) to December 31, 1996

                                   ---------





                                             Preferred Stock - Voting            Common Stock             Deficit
                                            ---------------------------    ---------------------------  Accumulated
                                                                                                         During the
                                                                Paid-in                       Paid-in    Development
                                             Shares   Amount    Capital    Shares    Amount   Capital       Stage
                                             ------   ------    -------    ------    ------   -------    -----------
Exercise of stock options for cash                                             500  $     5  $     345
Issuance of common stock for consulting
        services on December 20, 1988
        (at $.20 per share)                                                  3,985       40        757
1988 net loss                                                                                            $  (666,450)
                                                                           -------    -----    -------    ----------
Balance at December 31, 1988                                               898,220    8,982    665,819    (1,091,072)

Conversion of senior promissory and
        demand notes and interest to voting
        preferred stock                     298,908  $ 29,891 $ 1,165,777
Issuance of voting preferred stock
        for cash on September 25, 1989
        (at $4.00 per share)                 26,545     2,654     103,525
1989 net loss                                                                                               (550,811)
                                            -------    ------   ---------  -------    -----    -------    ----------
Balance at December 31, 1989                325,453    32,545   1,269,302  898,220    8,982    665,819    (1,641,883)

Issuance of voting preferred stock
        for technology on October 1, 1990
        (at $.10 per share)                  12,000     1,200
Exercise of stock options for cash                                           4,594       46      3,280
1990 net income                                                                                               91,445
                                            -------    ------   ---------  -------    -----    -------    ----------
Balance at December 31, 1990                337,453    33,745   1,269,302  902,814    9,028    669,099    (1,550,438)

Issuance of voting preferred stock for
        cash on January 11, 1991
        (at $12.00 per share)                20,834     2,084     247,924
Exercise of stock options for cash                                          27,500      275     20,475
1991 net loss                                                                                                (68,535)
                                            -------    ------   ---------  -------    -----    -------    ----------
Balance at December 31, 1991                358,287    35,829   1,517,226  930,314    9,303    689,574    (1,618,973)


                                                                                          Unrealized
                                                                          Notes          gain (loss) on
                                                                       Receivable        Marketable Debt
                                                Treasury Stock        from Issuance        Securities,
                                               -----------------        of Common         Available-for-
                                               Shares     Amount          Stock               Sale             Total
                                               ------     ------      -------------      ---------------       -----
Exercise of stock options for cash                                                                          $       350
Issuance of common stock for consulting
        services on December 20, 1988
        (at $.20 per share)                                                                                         797
1988 net loss                                                                                                  (666,450)
                                                                                                            -----------
Balance at December 31, 1988                                                                                   (416,271)

Conversion of senior promissory and
        demand notes and interest to voting
        preferred stock                                                                                       1,195,668
Issuance of voting preferred stock
        for cash on September 25, 1989
        (at $4.00 per share)                                                                                    106,179
1989 net loss                                                                                                  (550,811)
                                                                                                            -----------
Balance at December 31, 1989                                                                                    334,765

Issuance of voting preferred stock
        for technology on October 1, 1990
        (at $.10 per share)                                                                                       1,200
Exercise of stock options for cash                                                                                3,326
1990 net income                                                                                                  91,445
                                                                                                            -----------
Balance at December 31, 1990                                                                                    430,736

Issuance of voting preferred stock for
        cash on January 11, 1991
        (at $12.00 per share)                                                                                   250,008
Exercise of stock options for cash                                                                               20,750
1991 net loss                                                                                                   (68,535)
                                                                                                            -----------
Balance at December 31, 1991                                                                                    632,959





                                - Continued -

                    The accompanying notes are an integral
                      part of the financial statements.

                                  Anesta Corp.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the period from inception (August 1, 1985) to December 31, 1996

                                   ---------

                                             Preferred Stock - Voting               Common Stock               Deficit
                                            ---------------------------      ----------------------------    Accumulated
                                                                                                              During the
                                                                Paid-in                           Paid-in     Development
                                             Shares   Amount    Capital      Shares    Amount     Capital        Stage
                                             ------   ------    -------      ------    ------     -------     -----------
Exercise of stock options for cash                                                              $    18,992
   and notes                                                                   24,041 $    241
Issuance of voting preferred stock
   for cash on December 21, 1992
   (at $25.00 per share)                    16,000  $   1,600  $   398,400
1992 net loss                                                                                                $   (82,813)
                                          --------  ---------  -----------  --------- --------  -----------  -----------

Balance at December 31, 1992               374,287     37,429    1,915,626    954,355    9,544      708,566   (1,701,786)

Change in par value upon reincorporation              (37,055)      37,055             (13,561)      13,561
Exercise of stock options for cash
   and notes                                                                  552,362    5,524      436,866
1993 net loss                                                                                                   (838,580)
                                          --------  ---------  -----------  --------- --------  -----------  -----------

Balance at December 31, 1993               374,287        374    1,952,681  1,506,717    1,507    1,158,993   (2,540,366)

Issuance of common stock for
   cash on January 25, 1994
   (at $12.50 per share), net of
   offering costs of $2,711,650                                             2,500,000    2,500   28,535,850
Exercise of warrants for cash on
   January 25, 1994 (at an average
   of $1.19 per share)                                                      1,202,840    1,203    1,424,797
Exercise of stock options for cash                                             16,499       16       13,095
Issuance of stock under stock
   purchase plan                                                                4,532        5       20,701
Payment of dividends on preferred
   stock ($1.31 per share)                                                                                      (491,884)
Conversion of preferred stock to
   common stock                           (374,287)      (374)  (1,952,681) 1,871,435    1,871    1,951,184
Purchase of treasury stock (at $12.25
   per share)
Unrealized loss on marketable
   debt securities, available-for-sale
1994 net loss                                                                                                 (2,949,225)
                                          --------  ---------  -----------  --------- -------   -----------  -----------
Balance at December 31, 1994                                                7,102,023    7,102   33,104,620   (5,981,475)

                                                                                          Unrealized
                                                                          Notes          gain (loss) on
                                                                       Receivable        Marketable Debt
                                                Treasury Stock        from Issuance        Securities,
                                               -----------------        of Common         Available-for-
                                               Shares     Amount          Stock               Sale             Total
                                               ------     ------      -------------      ---------------       -----
Exercise of stock options for cash
   and notes                                                            $ (7,000)                          $    12,233
Issuance of voting preferred stock
   for cash on December 21, 1992
   (at $25.00 per share)                                                                                       400,000
1992 net loss                                                                                                  (82,813)
                                                                        --------                           -----------
Balance at December 31, 1992                                              (7,000)                              962,379

Change in par value upon reincorporation
Exercise of stock options for cash
   and notes                                                             (58,000)                              384,390
1993 net loss                                                                                                 (838,580)
                                                                        --------                           -----------
Balance at December 31, 1993                                             (65,000)                              508,189

Issuance of common stock for
   cash on January 25, 1994
   (at $12.50 per share), net of
   offering costs of $2,711,650                                                                             28,538,350
Exercise of warrants for cash on
   January 25, 1994 (at an average
   of $1.19 per share)                                                                                       1,426,000
Exercise of stock options for cash                                                                              13,111
Issuance of stock under stock
   purchase plan                                                                                                20,706
Payment of dividends on preferred
   stock ($1.31 per share)                                                                                    (491,884)
Conversion of preferred stock to
   common stock
Purchase of treasury stock (at $12.25
   per share)                                     345     $(4,226)                                              (4,226)
Unrealized loss on marketable
   debt securities, available-for-sale                                                      $ (9,228)           (9,228)
1994 net loss                                                                                               (2,949,225)
                                               ------     -------       --------            --------       -----------
Balance at December 31, 1994                      345      (4,226)       (65,000)             (9,228)       27,051,793


                                - Continued -

                    The accompanying notes are an integral
                      part of the financial statements.

                                  ANESTA CORP.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the period from inception (August 1, 1985) to December 31, 1996

                                   ---------





                                             Preferred Stock - Voting               Common Stock               Deficit
                                            ---------------------------      ----------------------------    Accumulated
                                                                                                              During the
                                                                Paid-in                           Paid-in     Development
                                             Shares   Amount    Capital      Shares    Amount     Capital        Stage
                                             ------   ------    -------      ------    ------     -------     -----------
Exercise of stock options for cash                                           96,328  $      97 $    115,695
Issuance of stock under stock
   purchase plan                                                              9,365          9       50,533
Collection on notes receivable from
   issuance of common stock
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale
1995 net loss                                                                                                $ (5,741,839)
                                             ------   ------    -------   ---------  --------- ------------  ------------

Balance at December 31, 1995                                              7,207,716      7,208   33,270,848   (11,723,314)

Exercise of stock options for cash                                          223,088        223      329,228
Issuance of stock under stock
   purchase plan                                                              9,325          9       75,322
Issuance of common stock for
   cash on June 6, 1996
   (at $15.00 per share), net of
   offering costs of $2,141,775                                           2,000,000      2,000   27,856,225
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale
1996 net loss                                                                                                  (8,689,839)
                                             ------   ------    -------   ---------  --------- ------------  ------------

Balance at December 31, 1996                                              9,440,129  $   9,440 $ 61,531,623  $(20,413,153)
                                             ======   ======    =======   =========  ========= ============  ============
                                                                                          Unrealized
                                                                          Notes          gain (loss) on
                                                                       Receivable        Marketable Debt
                                                Treasury Stock        from Issuance        Securities,
                                               -----------------        of Common         Available-for-
                                               Shares     Amount          Stock               Sale             Total
                                               ------     ------      -------------      ---------------       -----
Exercise of stock options for cash                                                                         $   115,792
Issuance of stock under stock
   purchase plan                                                                                                50,542
Collection on notes receivable from
   issuance of common stock                                             $ 58,000                                58,000
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale                                                                               $  143,117           143,117
1995 net loss                                                                                               (5,741,839)
                                               ------     ---------     --------          ----------       -----------

Balance at December 31, 1995                      345       (4,226)       (7,000)            133,889        21,677,405

Exercise of stock options for cash                                                                             329,451
Issuance of stock under stock
   purchase plan                                                                                                75,331
Issuance of common stock for
   cash on June 6, 1996
   (at $15.00 per share), net of
   offering costs of $2,141,775                                                                             27,858,225
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale                                                                                 (135,192)         (135,192)
1996 net loss                                                                                               (8,689,839)
                                               ------     ---------     --------          ----------       -----------

Balance at December 31, 1996                      345     $ (4,226)     $ (7,000)         $   (1,303)      $41,115,381
                                               ======     =========     ========          ==========       ===========


                                - Continued -

                    The accompanying notes are an integral
                      part of the financial statements.

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1996,1995 and 1994
      for the period from inception (August 1, 1985) to December 31, 1996


                                                                                                       Period from inception
                                                                                                        (August 1, 1985) to
                                                                1996            1995            1994     December 31, 1996
                                                            ------------    ------------    ------------ -----------------
Cash flows from operating activities:
   Net loss                                                 $ (8,689,839)   $ (5,741,839)   $ (2,949,225)   $(19,921,269)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Cumulative effect of change in accounting                                 1,041,047                       1,041,047
     Depreciation and amortization                               237,622         157,647         102,514         827,556
     Debt conversion expense                                                                                     101,330
     Interest converted to equity                                                                                 94,104
     Compensatory stock options and stock                                                                          3,539
     Loss on retirement of assets                                 25,764          10,985          24,417          62,378
     Increase (decrease) due to changes in:
      Accounts receivable                                        (75,216)       (393,668)        233,726        (485,648)
      Prepaid expenses and other current assets                 (214,849)        (12,296)        (50,890)       (291,983)
      Other assets                                              (103,906)          4,418          (7,777)       (118,051)
      Accounts payable                                           287,677         (53,060)        (14,004)        518,965
      Accrued liabilities                                        157,651         296,179         132,400         624,523
      Unearned advance royalty revenues                                         (100,000)                        350,000
                                                            ------------    ------------    ------------    ------------
         Net cash used in operating activities                (8,375,096)     (4,790,587)     (2,528,839)    (17,193,509)
                                                            ------------    ------------    ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                          (53,338)     (1,591,940)       (361,045)     (2,320,588)
   Proceeds from sale of assets                                      250           1,875             550          10,225
   Costs associated with license agreements                                                     (189,626)     (1,109,533)
   Advances to employees                                                                                          (1,650)
   Purchase of treasury bills                                                                                 (1,174,419)
   Proceeds from maturity of treasury bills                                                                    1,174,419
   Purchase of marketable debt securities,
     available-for-sale                                      (10,108,649)    (14,606,312)    (14,912,574)    (39,627,535)
   Proceeds from sale of marketable debt securities,
     available-for-sale                                        9,554,650      12,879,228                      22,433,878
   Purchase of certificate of deposit                                         (1,530,000)                     (1,530,000)
   Proceeds from maturity of certificate of deposit              153,000                                         153,000
                                                            ------------    ------------    ------------    ------------
         Net cash used in investing activities                  (454,087)     (4,847,149)    (15,462,695)    (21,992,203)
                                                            ------------    ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                     1,500,000                       2,537,700
   Principal payments on notes payable                          (150,000)                        (37,500)       (187,500)
   Principal payments on obligations under capital leases        (16,363)        (35,548)        (56,503)       (194,488)
   Proceeds from issuance of common stock                     28,263,007         166,334      30,275,271      59,792,373
   Collections on notes receivable from
     issuance of common stock                                                     58,000                          58,000
   Proceeds from issuance of preferred stock                                                                     756,222
   Deferred offering costs                                                                      (249,341)       (277,103)
   Dividends paid on preferred stock                                                            (491,884)       (491,884)
                                                            ------------    ------------    ------------    ------------
         Net cash provided by financing activities            28,096,644       1,688,786      29,440,043      61,993,320
                                                            ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents          19,267,461      (7,948,950)     11,448,509      22,807,608
Cash and cash equivalents at beginning of period               3,540,147      11,489,097          40,588
                                                            ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                  $ 22,807,608    $  3,540,147    $ 11,489,097    $ 22,807,608
                                                            ============    ============    ============    ============



                                - Continued -


                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

    for the years ended December 31, 1996, 1995 and 1994 and for the period from inception (August 1, 1985) to December 31, 1996

                                  ----------

                                                                                        Period from inception
                                                                                           (August 1, 1985)
                                                        1996        1995        1994      December 31, 1995
                                                      --------    --------    --------  ---------------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
The Company issued stock and stock options for:
   Purchase of additional license agreement                                                $  5,400
   Notes receivable                                                                          71,000

The Company purchased leasehold improvements
   using accounts payable                                                     $251,507      251,507

The Company entered into various capital lease
   arrangements                                                                 14,460      204,610

The Company received stock as payment of a
   note receivable                                                               4,226        4,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest             $112,828    $ 95,370    $ 18,366     $253,980
   Cash paid during the year for taxes                     100         100         100          600


                    The accompanying notes are an integral
                       part of the financial statements

                         NOTES TO FINANCIAL STATEMENTS

                                   _________


1.   Significant Accounting Policies:

     Development Stage Activities

     Since its inception in August 1985, Anesta Corp. (Anesta or the Company) has been a development stage company engaged in the research, development and commercialization of pharmaceutical products incorporating its proprietary oral transmucosal drug delivery systems. The Company has been unprofitable to date and expects to incur additional operating losses over the next few years, primarily due to the expansion of its research and development programs, including formulation development, pilot manufacturing capabilities, preclinical studies and clinical trials. As of December 31, 1996, the Company's accumulated deficit was approximately $20.4 million.

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

     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held in two financial institutions in San Francisco, California.

     Investment in Marketable Debt Securities:

     The Company's investment in marketable debt securities is classified as available-for-sale and carried at market value, with the unrealized gain or loss, net of deferred taxes, reflected as a separate component of stockholders' equity. Gross realized gains and losses, cost determined using the specific identification method, have not been material.

     Furniture and Equipment and Leasehold Improvements

     Expenditures that materially increase asset lives are capitalized at cost, while normal maintenance and repairs are expensed as incurred. Depreciation is reported on a straight-line basis over the estimated useful lives of the assets, or the term of the building lease, which range from 3 to 15 years.

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the gain or loss is reflected in the statement of operations.


                                   Continued

                                   _________


1.   Significant Accounting Policies, Continued

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting For Income Taxes. Deferred income taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted future tax rates.

     Revenue Recognition

     The Company recognized revenues from contract research based on qualifying expenditures. Research and development expense in the accompanying statements of operations includes funded and unfunded amounts.

     Net Loss Per Share

     Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. The net loss per share for the year ended December 31, 1994 has been adjusted to reflect the $491,884 of dividends paid on the convertible preferred stock which increased the net loss attributable to common shareholders to $(3,450,337) or $(.51) per share. Net loss per common share for the period from inception to December 31, 1996 has not been presented as such information is not considered to be relevant or meaningful.

     If the conversion of the Series A Preferred Shares into common stock had occurred on January 1, 1994, the net loss per common share would have been $(.50) for the year ended December 31, 1994.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain amounts of the prior year have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income or total assets.

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

                                   Continued

                                   _________


2.   Accounting Change, Continued

     The cumulative effect of this accounting change for years prior to 1995, which is shown separately in the statement of operations for 1995, resulted in a charge to operations of $1,041,047 or $.15 per share of common stock. The effect of this change on 1995 results of operations was to increase the net loss by approximately $310,000.

     The pro forma amount presented below for 1994 reflects the effect of retroactive application on net loss and net loss per common share had the new method been in effect at the beginning of the year.

1994                                        As Reported              Pro Forma
----                                        -----------              ---------
Net loss                                   $  (2,949,225)         $  (3,114,936)
Net loss per share                         $       (0.51)         $       (0.54)

3.   Investment in Marketable Debt Securities:

     The cost and estimated market values of marketable debt securities available-for-sale at December 31, 1996, are as follows:

                                                  Gross        Gross       Estimated
                                               Unrealized    Unrealized      Market
                                      Cost        Gains        Losses        Value
                                  -----------  ----------   -----------   -----------
Corporate Term Notes              $ 3,069,682               $     1,551   $ 3,068,131
Federal Home Loan Bank Notes        2,501,668   $   3,807                   2,505,475
Federal National Mortgage Notes     4,434,274                     1,373     4,432,901
U.S. Treasury Notes                 6,985,171                     2,186     6,982,985
Accrued Interest                      184,458                                 184,458
                                  -----------   ---------   -----------   -----------

                                  $17,175,253   $   3,807   $     5,110   $17,173,950
                                  -----------   ---------   -----------   -----------


     The cost and estimated market value of marketable debt securities available-for-sale at December 31, 1996, by contractual maturity, are shown below:

                                                       Estimated
                                                         Market
                                           Cost          Value
                                        -----------   -----------
Due in one year or less                 $12,062,747   $12,062,199
Due after one year through five years     5,112,506     5,111,751
                                        -----------   -----------

                                        $17,175,253   $17,173,950
                                        -----------   -----------


                                   Continued

                                   _________


3.   Investment in Marketable Debt Securities, Continued

     The cost and estimated market values of marketable debt securities available-for-sale at December 31, 1995, are as follows:

                                                                            Gross         Gross        Estimated
                                                                         Unrealized    Unrealized       Market
                                                              Cost          Gains         Losses        Value
                                                           -----------   -----------   -----------   -----------
Federal Home Loan Bank Bonds                               $ 1,999,063   $     4,297                 $ 2,003,360
Federal Home Loan Bank Notes                                 4,859,700        63,900                   4,923,600
Federal National Mortgage Notes                              3,518,981        14,899                   3,533,880
U.S. Treasury Notes                                          6,015,158        50,793                   6,065,951
Accrued Interest                                               246,756                                   246,756
                                                           -----------   -----------   -----------   -----------

                                                           $16,639,658   $   133,889   $             $16,773,547
                                                           -----------   -----------   -----------   -----------


4.   Related Party Transactions:

     The Company paid expenses of $317,349, $321,539 and $444,622 in 1996, 1995 and 1994, respectively, to the Stanley Research Foundation for research. Stanley Research Foundation and its principal trustee are shareholders of the Company.

5.   Note Payable:

     The note payable as of December 31, 1996 is comprised of the following:

     Term note payable to a bank with interest
       payable monthly at bank's certificate of
       deposit rate (5.25% at December 31, 1996)
       plus 1.6%.  Principal payments of
       $150,000 are due each July through July 2005.
       Collateralized by certificate of deposit
       in the amount of $1,377,000.                               $1,350,000
                                                                  ----------

            Total                                                  1,350,000

            Current portion                                         (150,000)
                                                                  ----------

            Long-term portion                                     $1,200,000
                                                                  ----------


                                   Continued

                                   _________


5.   Note Payable, Continued

     The Company's note payable matures for periods ending December 31, as follows:

               1997                                $   150,000
               1998                                    150,000
               1999                                    150,000
               2000                                    150,000
               Thereafter                              750,000
                                                   -----------
                                                   $ 1,350,000
                                                   -----------

     Rates currently available to the Company for notes payable with similar terms and maturities are used to estimate the fair value of notes payable. At December 31, 1996, the carrying value of the note payable approximates fair value.

6.   Stock Based Compensation Plan:

     The Company maintains three stock option plans: the 1989 Stock Option Plan (the "1989 Plan"), the 1993 Stock Option Plan (the "1993 Plan"), and the 1993 Non-Employee Directors' Stock Option Plan (The "Non-Employee Directors' Plan").

     The 1989 Plan provides for the issuance of nonqualified stock options ("NQSOs") to employees and directors of and consultants to the Company.

     The 1993 Plan provides for the issuance of Incentive Stock Options ("ISOs") and NQSOs to employees and directors of and consultants to the Company. The Non-Employee Directors' Plan provides for the issuance of NQSOs to non-employee members of the Company's Board of Directors who are not prohibited by their employer from receiving options. Additionally, the Company has granted NQSOs to non-employee Directors and consultants on an individual basis and not under a plan.

     Under the 1989 Plan, NQSOs to purchase a total of 250,000 shares were authorized for issuance, of which 85,753 options were outstanding and 77,399 options were exercisable at December 31, 1996. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

     Under the 1993 Plan, ISOs and NQSOs to purchase a total of 750,000 shares were authorized for issuance, of which 842,939 options were outstanding and 271,962 options were exercisable at December 31, 1996. During 1996, the Board of Directors authorized an additional 450,000 shares subject to stockholder approval at the 1997 annual meeting. All options have been granted at the market price of the Company's common stock at the date of grant. The ISOs and NQSOs vest over a period not to exceed four years from the date of grant and terminate from five to ten years from the date of grant.

     Under the Non-Employee Directors' Plan, NQSOs to purchase a total of 150,000 shares were authorized for issuance, of which 58,500 options were outstanding and 16,000 options were exercisable at December 31, 1996. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

     The Company has granted NQSOs to purchase shares on an individual basis and not under a plan, on terms similar to the 1989 Plan. At December 31, 1996, 14,360 options were outstanding and 5,712 options were exercisable.


                                   Continued

                                   _________


6.   Stock Based Compensation Plan, Continued

     The Company has adopted the provisions of SFAS No. 123. Under these provisions, the Company is allowed to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized as options are granted at the stock's then market price. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the option plans as recommended by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          1996              1995
                                                          ----              ----
     Net loss             As reported               $   (8,689,839)   $  (5,741,839)
                          Pro forma                 $  (10,408,851)   $  (6,126,558)

     Loss per share       As reported               $        (1.02)   $        (.80)
                          Pro forma                 $        (1.22)   $        (.85)

          NOTE: Primary and fully diluted loss per share are essentially the same.

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995. The pro forma compensation expense may not be representative of such expense in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: expected volatility of 83 percent, risk-free interest rates of 5.4 - 7.8 percent, expected lives of 5 - 10 years, and a dividend yield of zero for all years.

     Changes in all outstanding options are as follows:

                                                 1996                           1995                         1994
                                                 ----                           ----                         ----
                                       Shares   Weighted-Average    Shares     Weighted-Average     Shares   Weighted-Average
Fixed Options                          (000)     Exercise Price      (000)      Exercise Price      (000)     Exercise Price
-------------                          -----     --------------      -----      --------------      -----     --------------

Outstanding at beginning of year        813       $    5.16           725          $   3.85             448      $   1.46
Granted                                 432           11.51           213              8.38             300          7.25
Exercised                              (223)           1.48           (96)             1.20             (16)          .80
Forfeited                               (20)           9.57           (29)             8.97              (7)         4.04
                                     ------                        ------                          --------
Outstanding at end of year            1,002            8.63           813              5.16             725          3.85
                                     ======                        ======                          ========
Options exercisable at year-end         371                           405                               359
Weighted-average fair value of
   options granted during the year
   during the year                   $11.51                        $ 8.38                          $   7.25



                                   Continued

                                   _________


6.   Stock Based Compensation Plan, Continued

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                   Weighted-
                                   Number           Average          Weighted-           Number
               Range of          Outstanding       Remaining          Average        Exercisable at    Weighted-Average
            Exercise Prices      at 12/31/96   Contractual Life    Exercise Price       12/31/96        Exercise Price
            ---------------      -----------   -----------------  ----------------      --------        --------------
         $ 0.80 to $ 1.00             85,753          1.00 years         $ 0.89             77,399          $ 0.88
         $ 5.00 to $ 7.00            315,568          2.54               $ 6.07            178,910          $ 6.11
         $ 7.88 to $11.00            376,242          3.86               $10.46             84,717          $ 9.84
         $11.4375 to $13.50          223,989          6.10               $12.14             30,047          $12.31
                                   ---------          ----               ------            -------          ------
                                   1,001,552          3.56               $ 8.63            371,073          $ 6.38
                                   ---------          ----               ------            -------          ------

     In November 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of the Company. Participants may use up to 10% of their compensation to purchase the Company's common stock at the end of each year for 85% of the lower of the beginning or ending stock price in the plan period. As of December 31, 1996, there were 226,778 shares available for issuance under the Purchase Plan. Compensation expense under the fair value method of SFAS No. 123 is not significant relative to shares purchased under the Purchase Plan for the years ending December 31, 1996 and 1995.

7.   Capital Stock:

     The Company has 1,000,000 shares of authorized preferred voting shares with a par value of $.001. The Company also has 50,000 shares of authorized non-voting preferred stock with a par value of $.10. At December 31, 1996 and 1995 there were no preferred voting or preferred non-voting shares issued and outstanding.

     In conjunction with the Company's initial public offering in January 1994, the Series A Preferred Shares were converted into common stock and accrued dividends of $491,884 were paid. This amount is reflected in the accumulated deficit.

     In June 1996, the Company closed a secondary offering of 2,000,000 shares of common stock at an offering price of $15.00 per share resulting in net proceeds to the Company of $27,858,225.

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

     The license expires on the date of the last expiring patent which occurs in 2010.


                                   Continued

                                   _________


9.   Income Taxes:

     The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 relates solely to state income taxes.

     Net operating losses (NOLs) totaling approximately $18 million are available to offset future taxable income, and research and development (R&D) tax credits totaling approximately $555,000 are available to offset future tax liabilities. The NOLs and the R&D tax credit carryforwards expire from 2003 to 2011.

     The Company's utilization of approximately $1,380,000 of the NOLs against future taxable income will be subject to an annual limitation of approximately $140,000 per year because of a cumulative change in ownership within a three-year period exceeding 50%. Approximately $110,000 of the R&D tax credit carryforwards is subject to the same annual limitation, under the constraint that the total NOLs must be utilized before the R&D credits may be used. To the extent the $140,000 annual limitation is not fully utilized in any given year, the unused portion of the NOLs and the R&D tax credit carryforwards for potential utilization in future years.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes that a full valuation allowance should be provided. The valuation allowance increased $2,779,000 during 1996 and $2,694,000 during 1995, primarily as a result of the increase in net operating loss carryforwards.

     The components of the net deferred tax asset as of December 31, 1996 and 1995 under SFAS 109 are as follows:

                                                       1996            1995
                                                       ----            ----
Deferred tax assets (liabilities):
   Net operating loss carryforwards                $ 6,734,000      $ 4,103,000
   Research and development tax
     credit carryforwards                              555,000          480,000
   Book/tax difference related to
     license agreements                                483,000          502,000
   Unrealized gain on marketable
     debt securities, available-for-sale                                (48,000)
   Other                                                76,000           32,000
   Valuation allowance                              (7,848,000)      (5,069,000)
                                                   -----------      -----------
   Net deferred tax asset                          $        --      $        --
                                                   -----------      -----------



                                   Continued

                                   _________


10.   Research and Development:

      In December 1989, the Company entered into a research and development, license, supply and distribution agreement with Abbott Laboratories Hospital Products Division (Abbott). Under the agreement as amended, the Company granted to Abbott the exclusive right to make, use and sell in the U.S. oral transmucosal products resulting from technology owned or licensed by the Company consisting of Oral Transmucosal Fentanyl Citrate (OTFC(R)) or other central nervous system acting drugs or intermediates thereof used for premedication, sedation, analgesia, diagnostic procedures, emergency room, post-operative pain, burn treatment or cancer-related pain management. The first product developed under this agreement is being marketed for premedication (sedation/analgesia) under Abbott's trademark Fentanyl Oralet. The second product under the agreement will be marketed for cancer pain by Abbott under Anesta's trademark Actiq(TM). Substantially all of the Company's revenues, accounts receivable, certain accrued research and development costs, and unearned advance royalty amounts are a result of the various agreements and transactions with Abbott.

      Under the Company's agreement with Abbott, Abbott manufactures Fentanyl Oralet and Actiq and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the product to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on product sales by Abbott.

      Effective March 31, 1995, the Company entered into a 1995 funding agreement with Abbott, under which Abbott agreed to provide up to $1,500,000 of funding during 1995 to further the clinical development of Actiq to treat cancer-related pain (the "Actiq Cancer Pain Program"). Additionally, the Company entered into a 1996 funding agreement with Abbott, effective September 8, 1995, under which Abbott agreed to provide up to an additional $1,500,000 of funding during 1996 for the Actiq Cancer Pain Program. The funding was to be provided for qualifying work performed and expenses incurred by the Company during 1995 and 1996 in connection with the Actiq Cancer Pain Program. Under the agreements, the Company agreed to provide additional funding required for this program and to complete certain program milestones.

      By agreement, Abbott has committed to pay a total of $10.05 million to the Company to fund the clinical development of Fentanyl Oralet and Actiq and to obtain regulatory approval for these products. During 1996, 1995 and 1994, the Company received $1,500,000, $1,125,000 and $1,050,000, and incurred $5,430,252, $2,530,215 and $1,700,086 of costs relating to the agreements, respectively. Revenue of $1,500,000, $1,500,000 and $799,510 related to the agreements was recognized in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, accounts receivable relating to the agreements totaled $375,000. Abbott is also obligated to pay the Company $300,000 upon receipt of FDA approval of Actiq to treat cancer pain. In connection with such development funding, Abbott was granted warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share. These warrants were exercised upon the closing of the Company's IPO in January 1994 resulting in net proceeds to the Company of $1,426,000.

      Effective August 31, 1995, the Company entered into another agreement with Abbott whereby Abbott has agreed to be the Company's contract manufacturer for clinical and commercial supplies of OTFC products for territories outside the U.S. The parties have agreed to consult with each other regarding collaborative agreements with other companies and negotiate in good faith as to specific terms regarding product supply by Abbott to any Anesta licensees.


                                   Continued

                         NOTES TO FINANCIAL STATEMENTS

                                   _________




11.   Unearned Advance Royalty Revenues:

      Effective October 12, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OTFC products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995.

12.   Leases:

      In December 1994, the Company entered into a five year operating lease agreement for a building which has two additional five year renewal options. During 1996 and 1995 the Company also entered into operating lease agreements for furniture and equipment.

      Future minimum rental payments under operating leases as of December 31, 1996 are as follows:

                  1997                       $      553,883
                  1998                              553,883
                  1999                              509,753
                  2000                              354,692
                                             --------------
                                             $    1,972,211
                                             --------------

      Total expense under operating lease agreements for 1996, 1995 and 1994 was $457,915, $239,135 and $76,688 respectively.

13.   Employee Benefits:

      In October 1995, the Board of Directors approved the adoption of a 401(k) Retirement Plan (the "401(k) Plan") effective January 1, 1996. Under the terms of the 401(k) Plan, all full-time employees who are at least 21 years of age and have 6 months of service are eligible to participate. Participants my contribute up to 15% of their annual compensation to the 401(k) Plan, subject to statutory limitations. The Company may make discretionary matching contributions to the 401(k) Plan equal to 25 percent of participant contributions up to 6% of participant compensation. For 1996, the Company declared and paid discretionary matching contributions to the 401(k) Plan in the amount of $30,395.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the section of the Company's 1997 Proxy Statement entitled "Proposal 1--Election of Directors," page 2, and the section entitled "Management," page 16.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the section of the Company's 1997 Proxy Statement entitled "Executive Compensation," page 17.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the section of the Company's 1997 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management," page 14.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the section of the Company's 1997 Proxy Statement entitled "Certain Transactions," page 22.

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

                  The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c):

         Exhibit
         Number           Description
         -------          -----------

         10.2**           Registrant's 1989 Stock Option Plan.
         10.3**           Registrant's 1993 Stock Option Plan.
         10.4**           Form of Incentive Stock Option Agreement under the
                          1993 Stock Option Plan, with related Schedule.
         10.5**           Form of Nonstatutory Stock Option Agreement under the
                          1993 Stock Option Plan.
         10.6**           Employee Stock Purchase Plan and related offering
                          document.
         10.7**           Stock option grant letters from the Registrant to
                          William C. Moeller, dated as of the dates set forth
                          therein.
         10.8**           Stock option grant letters from the Registrant to
                          Theodore H. Stanley, dated as of the dates set forth
                          therein.
         10.9**           Stock option grant letters from the Registrant to
                          Emanuel Papper, dated as of the dates set forth
                          therein.
         10.16**          1993 Non-Employee Directors' Stock Option Plan.

         (b)      REPORTS ON FORM 8-K

                  None.

         (c)      EXHIBITS

                  Exhibit
                  Number           Description
                  -------          -----------

                  3.1**            Amended and Restated Certificate of
                                   Incorporation of Registrant.
                  3.2**            Bylaws of Registrant.
                  4.1**            Specimen stock certificate.
                  4.2**            Reference is made to Exhibits 3.1 and 3.2.
                  10.1**           Form of Indemnity Agreement entered into
                                   between the Registrant and its directors and
                                   executive officers.
                  10.2**           Registrant's 1989 Stock Option Plan.
                  10.3**           Registrant's 1993 Stock Option Plan.
                  10.4**           Form of Incentive Stock Option Agreement
                                   under the 1993 Stock Option Plan, with
                                   related Schedule.
                  10.5**           Form of Nonstatutory Stock Option Agreement
                                   under the 1993 Stock Option Plan.
                  10.6**           Employee Stock Purchase Plan and related
                                   offering document.
                  10.7**           Stock option grant letters from the
                                   Registrant to William C. Moeller, dated as of the dates set forth therein.
                  10.8**           Stock option grant letters from the
                                   Registrant to Theodore H. Stanley, dated as of the dates set forth therein.
                  10.9**           Stock option grant letters from the
                                   Registrant to Emanuel Papper, dated as of the dates set forth therein.
                  10.10**          Registration Rights Agreement between the
                                   Registrant and the parties named therein, dated as of April 14, 1987.
                  10.11**          Technology License Agreement between the
                                   Registrant and the University of Utah
                                   Research Foundation, dated as of September
                                   16, 1985, as amended through December 3,
                                   1993. (With certain portions in brackets deleted)
                  10.12**          Research and Development, License, Supply
                                   and Distribution Agreement between the
                                   Registrant and Abbott Laboratories, dated as of December 27, 1989, as amended through December 30, 1992. (With certain portions in brackets deleted)
                  10.13**          Agreement between the Registrant and Abbott
                                   International Ltd., dated as of February 28,
                                   1991, as amended through September 16, 1991.
                                   (With certain portions in brackets deleted)
                  10.14**          Agreement between the Registrant, Stanley
                                   Research Foundation and TheraTech, Inc., dated as of December 3, 1990. (With certain portions in brackets deleted)
                  10.15**          Northgate Business Center Lease between the
                                   Registrant and Medforte Research Foundation, dated as of October 1, 1990, as amended through May 1, 1993.
                  10.16**          1993 Non-Employee Directors' Stock Option
                                   Plan.
                  10.17**          Registration Rights Agreement between
                                   Registrant and certain stockholders named therein.

                  10.18***         Wiley Post Plaza Lease between the
                                   Registrant and Asset Management Services,
                                   dated as of December 7, 1994.
                  10.19****        Letter Agreement dated August 31, 1995,
                                   between the Company and Abbott Laboratories.
                  10.20****        Amendment to Agreement dated August 31,
                                   1995, between the Company and Abbott
                                   International, Ltd.
                  10.21****        Funding Agreement dated September 8, 1995,
                                   between the Company and Abbott Laboratories.
                  11.1****         Statement regarding calculation of net
                                   income (loss) per share.
                  18.1*****        Letter from Coopers & Lybrand L.L.P.
                                   regarding change in accounting principles.
                   24.1            Power of Attorney. Reference is made to page
                                   45.
                   27.1            Financial Data Schedule.



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

                                  ANESTA CORP.
                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, State of Utah, on the 29th day of March, 1997.

                                       ANESTA CORP.


                                       By /s/ William C. Moeller
                                          ------------------------------------
                                          William C. Moeller
                                          Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Moeller and Theodore H. Stanley, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                         TITLE                            DATE
         ---------                         -----                            ----
/s/ William C. Moeller          Chief Executive Officer and            March 29, 1997
------------------------------
William C. Moeller              Director (Principal Executive
                                Officer and Principal Financial
                                Officer)

/s/ Theodore H. Stanley         Chairman of the Board                  March 29, 1997
------------------------------
Theodore H. Stanley, M.D.


/s/ Thomas B. King              President, Chief Operating Officer     March 29, 1997
------------------------------
Thomas B. King                  and Director


/s/ Roger P. Evans              Controller (Principal Accounting       March 29, 1997
------------------------------
Roger P. Evans                  Officer)


/s/ Edwin M. Kania, Jr.         Director                               March 29, 1997
------------------------------
Edwin M. Kania, Jr.


         SIGNATURE                         TITLE                            DATE
         ---------                         -----                            ----
/s/ Emanuel M. Papper           Director                               March 29, 1997
------------------------------
Emanuel M. Papper, M.D., Ph.D.


/s/ Daniel L. Kisner            Director                               March 29, 1997
------------------------------
Daniel L. Kisner, M.D.


/s/ Richard P. Urfer            Director                               March 29, 1997
------------------------------
Richard P. Urfer


/s/ Richard H. Leazer           Director                               March 29, 1997
------------------------------
Richard H. Leazer


                               INDEX TO EXHIBITS

Exhibit
  No.              Description
-------             -----------
 27.1         Financial Data Schedule