Form 10-Q
period 1997-03-31
ANESTA CORP /DE/
filed 1997-05-15
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934. For the quarterly period ended March 31, 1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934. For the transition period from        to     .
                                                              ----     ----
                             Commission File Number
                                    0-23160

                                  ANESTA CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                     87-0424798
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

Yes X    No
   ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

         Common Stock $.001 par value                 9,481,120
                  Class                          Outstanding at May 8, 1997

                                  ANESTA CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      --------
Balance Sheets -
         March 31, 1997 (unaudited) and December 31, 1996                                 2

Statements of Operations -
         for the three months ended March 31, 1997 and
         1996 (unaudited) and the period from inception (August 1, 1985)
         to March 31, 1997 (unaudited)                                                    3

Statements of Cash Flows -
         for the three months ended March 31, 1997 and 1996 (unaudited)
         and the period from inception (August 1, 1985) to
         March 31, 1997 (unaudited)                                                       4

Notes to Financial Statements (unaudited)                                                 6

Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                                    9

PART II. OTHER INFORMATION                                                               11

SIGNATURES                                                                               12


                                  ANESTA CORP.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                  -----------

                                                    March 31,       December 31,
   ASSETS                                             1997             1996
                                                  ------------      ------------
                                                   (Unaudited)

Current assets:
   Cash and cash equivalents                      $ 20,569,254      $ 22,807,608
   Current portion of
   certificate of deposit                              255,000           153,000
   Marketable debt securities,
    available-for-sale                              17,254,722        17,173,950
   Accounts receivable                                 112,770           485,648
   Prepaid expenses and other
      current assets                                   428,592           291,983
                                                  ------------      ------------
      Total current assets                          38,620,338        40,912,189
                                                  ------------      ------------

Property and equipment, at cost:
   Furniture and equipment                             860,267           847,521
   Leasehold improvements                            1,476,743         1,476,743
   Accumulated depreciation                           (676,419)         (617,058)
                                                  ------------      ------------
                                                     1,660,591         1,707,206
                                                  ------------      ------------

Other assets:
   Certificate of deposit                            1,938,000         1,224,000
   Other assets                                        144,157           115,474
                                                  ------------      ------------
                                                     2,082,157         1,339,474
                                                  ------------      ------------

      Total assets                                $ 42,363,086      $ 43,958,869
                                                  ------------      ------------

                                                              March 31,        December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                          1997              1996
                                                             ------------      ------------
                                                              (Unaudited)
Current
liabilities:
   Accounts payable                                          $  1,031,612      $    518,965

   Accrued
   liabilities
     Accrued compensation                                         275,319           332,020
     Accrued research and development costs                       200,000           200,000
     Other                                                         69,835            92,503
   Current portion of notes payable                               250,000           150,000
                                                             ------------      ------------
       Total current liabilities                                1,826,766         1,293,488

Unearned advance royalty
revenues                                                          350,000           350,000
Notes payable                                                   1,900,000         1,200,000
                                                             ------------      ------------
       Total liabilities                                        4,076,766         2,843,488
                                                             ------------      ------------

Stockholders' equity:
   Common stock, par value, $.001 per share; Authorized:
     15,000,000 shares; Issued: 9,478,942
     in 1997 and 9,440,129 in 1996                                  9,479             9,440
   Additional paid-in capital                                  61,573,210        61,531,623
   Deficit accumulated during the
      development stage                                       (23,253,093)      (20,413,153)
   Treasury stock (345 shares), at cost                            (4,226)           (4,226)
   Notes receivable from issuance of common stock                  (7,000)           (7,000)
   Unrealized loss on marketable debt securities,
     available-for-sale                                           (32,050)           (1,303)
                                                             ------------      ------------
       Total stockholders' equity                              38,286,320        41,115,381
                                                             ------------      ------------
       Total liabilities and stockholders' equity            $ 42,363,086      $ 43,958,869
                                                             ============      ============


                    The accompanying notes are an integral
                      part of the financial statements.

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    --------

                                                         Three months ended
                                                    ----------------------------       Period from
                                                                                        inception
                                                      March 31,        March 31,    (August 1, 1985)
                                                        1997             1996        March 31, 1997
                                                    -----------      -----------      ------------
Revenues:
   Product sales                                    $    24,231      $    19,583      $    214,662
   Royalty revenue                                          717              572           106,308
   Revenues from contract research                                       375,000         9,978,931
                                                    -----------      -----------      ------------

     Total revenues                                      24,948          395,155        10,299,901
                                                    -----------      -----------      ------------

Operating costs and expenses:
   Cost of goods sold                                     7,023            6,054            74,712
   Royalties                                                748              605             8,248
   Research and development                           1,816,452        1,794,575        24,662,214
   Depreciation and amortization                         59,559           59,988           887,115
   Marketing, general and administrative              1,533,005          611,477        10,890,576
                                                    -----------      -----------      ------------

     Total costs and expenses                         3,416,787        2,472,699        36,522,865
                                                    -----------      -----------      ------------

     Loss from operations                            (3,391,839)      (2,077,544)      (26,222,964)

Non operating income (expense):
   Interest income                                      602,263          308,054         4,946,620
   Interest expense                                     (19,266)         (26,013)         (372,250)
   Other                                                (30,288)               6           (69,649)
                                                    -----------      -----------      ------------

     Loss before provision for income
      taxes, extraordinary item and cumulative
      effect of accounting change                    (2,839,130)      (1,795,497)      (21,718,243)

Provision for income taxes                                 (810)            (100)          (24,215)
                                                    -----------      -----------      ------------

     Loss before extraordinary item and
      cumulative effect of change in accounting      (2,839,940)      (1,795,597)      (21,742,458)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                  22,296


Cumulative effect of change in accounting                                               (1,041,047)
                                                    -----------      -----------      ------------

     Net loss                                       $(2,839,940)     $(1,795,597)     $(22,761,209)
                                                    -----------      -----------      ------------

Loss per common share amounts --
  Loss before extraordinary item and cumulative
    effect of change in accounting                  $      (0.30)   $      (0.25)

Net loss per common share                           $      (0.30)   $      (0.25)
                                                    ------------    ------------

Shares used in computing net
   loss per common share                              9,462,242        7,220,909
                                                    ------------    ------------

                    The accompanying notes are an integral
                      part of the financial statements.

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    --------

                                                                       Three months ended            Period from
                                                                  ----------------------------        inception
                                                                    March 31,        March 31,    (August 1, 1985)
                                                                      1997             1996        March 31, 1997
                                                                  -----------      -----------      ------------
Cash flows from operating activities:
   Net loss                                                     $ (2,839,940)     $(1,795,597)     $(22,761,209)
   Adjustments to reconcile net loss to
     net cash used in operating activities
      Cumulative effect of accounting change                                                          1,041,047
      Depreciation and amortization                                   59,559           59,988           887,115
      Debt conversion expense                                                                           101,330
      Interest converted to equity                                                                       94,104
      Compensatory stock options and stock                                                                3,539
      (Gain) on retirement of assets                                  30,288                             92,666
      Increase (decrease) due to changes in:
      Accounts receivable                                            372,878          (14,101)         (112,770)
      Prepaid expenses and other current assets                     (136,609)        (139,169)         (428,592)
      Other assets                                                   (28,683)           1,229          (146,734)
      Accounts payable                                               512,647           44,514         1,031,612
      Accrued liabilities                                            (79,369)        (175,232)          545,154
      Unearned advance royalty revenues                                                                350,000
                                                                ------------      -----------      ------------
        Net cash used in operating activities                     (2,109,229)      (2,018,368)      (19,302,738)
                                                                ------------      -----------      ------------

Cash flows from investing activities:
   Capital expenditures                                              (12,944)         (19,784)       (2,333,532)
   Proceeds from sale of assets                                           25                             10,250
   Costs associated with license agreements                                                          (1,109,533)
   Advances to employees                                                                                 (1,650)
   Purchase of marketable debt
    securities, available-for-sale                                (2,150,372)      (2,053,485)      (41,777,907)
   Proceeds from sale of marketable debt
    securities, available-for-sale                                 2,008,540        2,497,501        24,442,418
   Purchase of treasury bills                                                                        (1,174,419)
   Proceeds from maturity of treasury bills                                                           1,174,419
   Purchase of certificate of deposit                               (816,000)                        (2,346,000)
   Proceeds from maturity of certificate of deposit                                                     153,000
                                                                ------------      -----------      ------------
        Net cash provided by (used in) investing activities         (970,751)         424,232       (22,962,954)
                                                                ------------      -----------      ------------

Cash flows from financing activities:
   Principal payments on notes payable                                                                 (187,500)
   Proceeds from issuance of notes payable                           800,000                          3,337,700
   Principal payments on obligations under capital leases                              (6,089)         (194,488)
   Proceeds from issuance of common stock                             41,626           41,063        59,833,999
   Collections on notes receivable from
      issuance of common stock                                                                           58,000
   Proceeds from issuance of preferred stock                                                            756,222
      Deferred offering costs                                                                          (277,103)
   Dividends paid on preferred stock                                                                   (491,884)
                                                                ------------      -----------      ------------
        Net cash provided by financing activities                    841,626           34,974        62,834,946
                                                                ------------      -----------      ------------

Net increase (decrease) in cash and cash equivalents              (2,238,354)      (1,559,162)       20,569,254
Cash and cash equivalents at beginning of period                  22,807,608        3,540,147
                                                                ------------      -----------      ------------
Cash and cash equivalents at end of period                      $ 20,569,254      $ 1,980,985      $ 20,569,254
                                                                ============      ===========      ============



                               -  Continued  -

                    The accompanying notes are an integral
                      part of the financial statements.

                                 ANESTA CORP.
                        (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

                                   --------


                                                                       Three months ended            Period from
                                                                  ----------------------------        inception
                                                                    March 31,        March 31,    (August 1, 1985)
                                                                      1997             1996        March 31, 1997
                                                                  -----------      -----------      ------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
The Company issued stock and stock
options for:
   Purchase of additional license agreement                                                         $     5,400
   Notes receivable                                                                                      71,000

The Company purchased leasehold improvements
   using accounts payable                                                                               251,507

The Company entered into various capital lease
   arrangements                                                                                         204,610

The Company received stock as payment of a
   note receivable                                                                                        4,226




                    The accompanying notes are an integral
                      part of the financial statements.

                                  ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  -----------

1.       Significant Accounting Policies:

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of March 31, 1997, and the results of its operations for the three months ended March 31, 1997 and 1996 and for the period from inception (August 1, 1985) to March 31, 1997, and its cash flows for the three months ended March 31, 1997 and 1996 and for the period from inception (August 1, 1985) to March 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

         Net Loss Per Share

         Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. Net loss per common share for the period from inception to March 31, 1997 has not been presented as such information is not considered to be relevant or meaningful.

2.       Cash and Cash Equivalents and Marketable Debt Securities:

         At March 31, 1997, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.       Income Taxes:

         The provision for income taxes for the three months ended March 31, 1997 and 1996 is related solely to state income taxes.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                  -----------

4.       Revolving/Term Promissory Note Agreements:

         On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million and on May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. Additionally, on March 20, 1997 the Company entered into a 8 year term note for an additional $800,000. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (5.25% at March 31, 1997). The first payment of $150,000 was made on July 15, 1996 leaving a balance of $2,150,000. The second payment of $150,000 will be made on July 15, 1997 and thereafter, payments of $250,000 will be made on approximately July 15 of the next 8 years. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,193,000, which is maintained in a bank in Salt Lake City, Utah.

5.       Funding Agreements:

         Effective September 8, 1995, the Company entered into a 1996 funding agreement with Abbott Laboratories Hospital Products Division (Abbott), under which Abbott provided $1,500,000 of funding to further the clinical development of Actiq(TM) to treat cancer-related pain (the "Actiq Cancer Pain Program"). Under the agreement, the Company provided additional funding required for this program during the year ended December 31, 1996 and completed certain program milestones.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


        6.      Stockholders' Equity:

                The table below presents the activity in stockholders' equity from January 1, 1997 to March 31, 1997:

                                                                            DEFICIT
                                             COMMON STOCK                 ACCUMULATED
                                  -----------------------------------     DURING THE      TREASURY STOCK
                                                            PAID-IN       DEVELOPMENT  --------------------
                                   SHARES      AMOUNT       CAPITAL          STAGE      SHARES      AMOUNT
                                  ---------    ------     -----------    ------------  ---------    -------
Balance at January 1, 1997        9,440,129    $9,440     $61,531,623    $(20,413,153)      345     $(4,226)

Exercise of stock options in
   Feb. 1997 (at $.80 per share)     28,563        28          22,822

Exercise of stock options in
   Mar. 1997 (at $.80 per share)        500         1             399

Exercise of stock options in
   Mar. 1997 (at $1.00 per share)     8,250         8           8,242

Exercise of stock options in
   Mar. 1997 (at $6.75 per share)     1,500         2          10,124

Net change in unrealized loss on
   marketable debt securities,
   available-for-sale

Net loss                                                                   (2,839,940)
                                  ---------    ------     -----------    ------------  ---------    -------

Balance at March 31, 1997         9,478,942    $9,479     $61,573,210    $(23,253,093)      345     $(4,226)
                                  ---------    ------     -----------    ------------  ---------    -------

                                                          UNREALIZED
                                         NOTES              LOSS ON
                                       RECEIVABLE       MARKETABLE DEBT
                                     FROM ISSUANCE        SECURITIES,
                                       OF COMMON         AVAILABLE-FOR-
                                         STOCK               SALE            TOTAL
                                     ------------       ---------------   -----------

Balance at January 1, 1997              $(7,000)            $(1,303)      $41,115,381

Exercise of stock options in
   Feb. 1997 (at $.80 per share)                                               22,850

Exercise of stock options in
   Mar. 1997 (at $.80 per share)                                                  400

Exercise of stock options in
   Mar. 1997 (at $1.00 per share)                                               8,250

Exercise of stock options in
   Mar. 1997 (at $6.75 per share)                                              10,126

Net change in unrealized loss on
   marketable debt securities,
   available-for-sale                                       (30,747)          (30,747)

Net loss                                                                   (2,839,940)
                                   ------------         -----------       -----------

Balance at March 31, 1997               $(7,000)           $(32,050)      $38,286,320
                                   ------------         -----------       -----------

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

RESULTS OF OPERATIONS

Revenues.

Total revenues decreased by $370,200 or 93.7% for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The decrease is primarily a result of the completion of funding by Abbott in 1996 under a collaborative agreement. Substantially all revenues in the period ended March 31, 1996 were from development funding under collaborative agreement with Abbott relating to the Actiq cancer pain program.

Under the Company's agreements with Abbott, Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet(R) and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $21,900 or 1.2% for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase in research and development expenses is due to higher expenditures for new product development and other expenditures for product development, including clinical trials. The Company expects that its research and development expenses will grow significantly during the remainder of 1997 as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and manufacturing process development activities.

Depreciation expense decreased by $400 or 0.7% for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

Marketing, general and administrative expenses increased by $921,500 or 151% for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for personnel, corporate development activities, marketing research, Actiq pre-marketing activities, and equipment leasing. The Company expects that its marketing, general and administrative expenses will increase significantly during 1997 as a result of the increased support required for marketing research, Actiq pre-launch market development activities, patent and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $263,900 for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase is primarily due to invested net proceeds of $27,858,225 from the Company's secondary offering completed in June 1996.

Interest expense decreased by $6,700 for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The decrease is primarily due to a lower balance of capital lease obligations.

Accounting Change.

Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs are expensed as incurred.

Net Loss.

As a result of the increase in research and development, marketing, general and administrative activities and other factors discussed above, the net loss for the three months ended March 31, 1997 was $2,839,900 or $0.30 per share as compared to $1,795,600 or $0.25 per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company realized net proceeds of $27,858,225 through the issuance of common stock in a secondary offering. As of March 31, 1997, the Company had cash and cash equivalents totaling $20,569,300, $2,193,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $17,254,700 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $40,016,976 as of March 31, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $2,139,500 for the three months ended March 31, 1997 compared to $2,018,400 for the corresponding period in 1996. The increase in cash used in the period is a direct result of the increase in research and development and marketing, general and administrative activities discussed above.

During the three months ended March 31, 1997, the Company made capital expenditures of approximately $12,900, as compared to capital expenditures of $19,800 during the corresponding period in 1996.

During the three months ended March 31, 1997, the Company realized cash proceeds of $41,600 relating to the exercise of stock options as compared to $41,100 during the corresponding period in 1996.

During the three months ended March 31, 1997, the Company made no principal payments on capital lease obligations as compared to $6,100 for the corresponding period in 1996.

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

The Company's working capital requirements may change depending on numerous factors, including the following; the progress of the Company's research and development programs, the results of clinical studies, the number and nature of individual products and new indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, the status of competitive products, the establishment of collaborative relationships with other companies and other factors.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         a)       Exhibits.

                  (10.22) Modification Agreement by and between First Security
                          Bank, NA and the Company dated as of March 20, 1997.

                  (27)    Financial Data Schedule

         b)       Reports on Form 8-K.

                  None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March 12, 1997                                          ANESTA CORP.



                                    By:      /s/  William C. Moeller
                                       -----------------------------------
                                        William C. Moeller, Chief
                                         Executive Officer and
                                         Treasurer
                                        (Authorized Signatory and
                                        Principal Financial Officer)



                                    By:      /s/   Roger P. Evans
                                       -----------------------------------
                                        Roger P. Evans, Controller
                                        (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
 (10.22)      -  Modification Agreement by and between First Security Bank, NA and the Company dated as of March 20, 1997.

 (27)         -  Financial Data Schedule
