Form 10-Q
period 1997-06-30
ANESTA CORP /DE/
filed 1997-08-14
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________to _________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock $.001 par value                          9,496,187
               Class                             Outstanding at August 8, 1997

                                  ANESTA CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                 PAGE NO.
                                                                               --------
Balance Sheets -
         June 30, 1997 (unaudited) and December 31, 1996                          2

Statements of Operations -
         for the three and six months ended June 30, 1997 and 1996 (unaudited)
         and the period from inception (August 1, 1985)
         to June 30, 1997 (unaudited)                                             3

Statements of Cash Flows -
         for the six months ended June 30, 1997 and 1996 (unaudited)
         and the period from inception (August 1, 1985) to
         June 30, 1997 (unaudited)                                                4

Notes to Financial Statements (unaudited)                                         6

Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                            9

PART II. OTHER INFORMATION                                                       12

SIGNATURES                                                                       13

                                  ANESTA CORP.

                         (A Development Stage Company)

                                 BALANCE SHEETS


                                                             June 30,       December 31,
   ASSETS                                                      1997            1996
                                                           ------------    ------------
                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                               $ 16,235,725    $ 22,807,608
   Current portion of certificate of deposit                    255,000         153,000
   Marketable debt securities,
    available-for-sale                                       18,235,191      17,173,950
   Accounts receivable                                           89,278         485,648
   Prepaid expenses and other current assets                    758,167         291,983
                                                           ------------    ------------
      Total current assets                                   35,573,361      40,912,189
                                                           ------------    ------------

Property and equipment, at cost:
   Furniture and equipment                                      870,156         847,521
   Leasehold improvements                                     1,477,929       1,476,743
   Accumulated depreciation                                    (735,829)       (617,058)
                                                           ------------    ------------
                                                              1,612,256       1,707,206
                                                           ------------    ------------


Other assets:
   Certificate of deposit                                     1,938,000       1,224,000
   Other assets                                                 506,295         115,474
                                                           ------------    ------------
                                                              2,444,295       1,339,474
                                                           ------------    ------------




      Total assets                                         $ 39,629,912    $ 43,958,869
                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $    465,740    $    518,965
   Accrued liabilities
     Accrued compensation                                       400,130         332,020
     Accrued research and development costs                     200,000         200,000
     Other                                                       67,979          92,503
   Current portion of notes payable                             250,000         150,000
                                                           ------------    ------------
       Total current liabilities                              1,383,849       1,293,488

Unearned advance royalty revenues                               350,000         350,000
Notes payable                                                 1,900,000       1,200,000
                                                           ------------    ------------
       Total liabilities                                      3,633,849       2,843,488
                                                           ------------    ------------

Stockholders' equity:
   Common stock, par value, $.001 per share; Authorized:
     15,000,000 shares; Issued: 9,490,907
     in 1997 and 9,440,129 in 1996                                9,491           9,440
   Additional paid-in capital                                61,660,901      61,531,623
   Deficit accumulated during the development stage         (25,672,396)    (20,413,153)
   Treasury stock (345 shares), at cost                          (4,226)         (4,226)
   Notes receivable from issuance of common stock                (7,000)         (7,000)
   Unrealized gain (loss) on marketable debt securities,
     available-for-sale                                           9,293          (1,303)
                                                           ------------    ------------
       Total stockholders' equity                            35,996,063      41,115,381
                                                           ------------    ------------
       Total liabilities and stockholders' equity          $ 39,629,912    $ 43,958,869
                                                           ============    ============



                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    --------

                                                        Three months ended             Six months ended
                                                  ----------------------------    --------------------------- Period from inception
                                                    June 30,        June 30,       June 30,         June 30,  (August 1, 1985) to
                                                      1997            1996           1997            1996        June 30, 1997
                                                  ------------    ------------    ------------    ------------ --------------------
Revenues:
   Product sales                                  $     34,970    $     30,366    $     59,201    $     49,950    $    249,632
   Royalty revenue                                       1,036             887           1,753           1,458         107,344
   Revenues from contract research                                     375,000                         750,000       9,978,931
                                                  ------------    ------------    ------------    ------------    ------------
      Total revenues                                    36,006         406,253          60,954         801,408      10,335,907
                                                  ------------    ------------    ------------    ------------    ------------
Operating costs and expenses:
   Cost of goods sold                                   10,122           9,387          17,144          15,440          84,833
   Royalties                                             1,080             938           1,829           1,542           9,329
   Research and development                          1,532,848       1,961,339       3,349,299       3,755,914      26,195,061
   Depreciation and amortization                        59,628          60,210         119,188         120,198         946,744
   Marketing, general and administrative             1,305,805         951,307       2,841,109       1,562,785      12,198,680
                                                  ------------    ------------    ------------    ------------    ------------

      Total costs and expenses                       2,909,483       2,983,181       6,328,569       5,455,879      39,434,647
                                                  ------------    ------------    ------------    ------------    ------------

      Loss from operations                          (2,873,477)     (2,576,928)     (6,267,615)     (4,654,471)    (29,098,740)

Non operating income (expense):
   Interest income                                     489,514         461,686       1,061,464         769,739       5,405,821
   Interest expense                                    (36,724)        (31,248)        (55,990)        (57,261)       (408,974)
   Other                                                 3,683           8,387           3,708           8,393         (35,653)
                                                  ------------    ------------    ------------    ------------    ------------

    Loss before provision for income
      taxes, extraordinary item and cumulative
      effect of change in accounting                (2,417,004)     (2,138,103)     (5,258,433)     (3,933,600)    (24,137,546)

Provision for income taxes                                                                (810)           (100)        (24,215)
                                                  ------------    ------------    ------------    ------------    ------------

    Loss before extraordinary item and
      cumulative effect of change in accounting     (2,417,004)     (2,138,103)     (5,259,243)     (3,933,700)    (24,161,761)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                              22,296

Cumulative effect of change in accounting                                                                           (1,041,047)
                                                  ------------    ------------    ------------    ------------    ------------
         Net loss                                 $ (2,417,004)   $ (2,138,103)   $ (5,259,243)   $ (3,933,700)   $(25,180,512)
                                                  ============    ============    ============    ============    ============

Loss per common share amounts--
   Loss before extraordinary item and cumulative
     effect of change in accounting               $      (0.25)   $      (0.27)   $      (0.56)   $      (0.52)

   Cumulative effect of change in accounting
                                                  ------------    ------------    ------------    ------------

   Net loss per common share                      $      (0.25)   $      (0.27)   $      (0.56)   $      (0.52)
                                                  ============    ============    ============    ============

Shares used in computing net
   loss per common share                             9,485,378       7,951,101       9,473,810       7,586,005
                                                  ============    ============    ============    ============


                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    --------


                                                                       Six months ended
                                                               -------------------------------- Period from inception
                                                                   June 30,        June 30,      (August 1, 1985) to
                                                                    1997             1996           June 30, 1997
                                                               --------------    --------------    --------------
Cash flows from operating activities:
   Net loss                                                    $   (5,259,243)   $   (3,933,700)   $  (25,180,512)
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Cumulative effect of change in accounting                                                         1,041,047
      Depreciation and amortization                                   119,188           120,198           946,744
      Debt conversion expense                                                                             101,330
      Interest converted to equity                                                                         94,104
      Compensatory stock options and stock                                                                  3,539
      (Gain) loss on retirement of assets                                 302            (8,387)           62,680
      Increase (decrease) due to changes in:
       Accounts receivable                                            396,369           (48,479)          (89,278)
       Prepaid expenses and other current assets                     (466,184)         (339,748)         (758,167)
       Other assets                                                  (390,821)            1,229          (508,873)
       Accounts payable                                               (53,225)          193,692           465,740
       Accrued liabilities                                             43,586           (88,990)          668,109
       Unearned advance royalty revenues                                                                  350,000
                                                               --------------    --------------    --------------
        Net cash used in operating activities                      (5,610,028)       (4,104,185)      (22,803,537)
                                                               --------------    --------------    --------------

Cash flows from investing activities:
   Capital expenditures                                               (24,564)          (24,856)       (2,345,152)
   Proceeds from sale of assets                                            25               150            10,250
   Costs associated with license agreements                                                            (1,109,533)
   Advances to employees                                                                                   (1,650)
   Purchase of marketable debt securities,
      available-for-sale                                           (6,030,428)       (5,384,626)      (45,657,963)
   Proceeds from sale of marketable debt securities,
      available-for-sale                                            4,979,783         8,363,528        27,413,661
   Purchase of treasury bills                                                                          (1,174,419)
   Proceeds from maturity of treasury bills                                                             1,174,419
   Purchase of certificate of deposit                                (816,000)                         (2,346,000)
   Proceeds from maturity of certificate of deposit                                                       153,000
                                                               --------------    --------------    --------------
        Net cash provided by (used in) investing activities:       (1,891,184)        2,954,196       (23,883,387)
                                                               --------------    --------------    --------------

Cash flows from financing activities:
   Principal payments on notes payable                                                                   (187,500)
   Proceeds from issuance of notes payable                            800,000                           3,337,700
   Principal payments on obligations under capital leases                               (12,983)         (194,488)
   Proceeds from issuance of common stock                             129,329        28,263,858        59,921,702
   Collections on notes receivable from
      issuance of common stock                                                                             58,000
   Proceeds from issuance of preferred stock                                                              756,222
   Deferred offering costs                                                                               (277,103)
   Dividends paid on preferred stock                                                                     (491,884)
                                                               --------------    --------------    --------------
        Net cash provided by financing activities                     929,329        28,250,875        62,922,649
                                                               --------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents               (6,571,883)       27,100,886        16,235,725
Cash and cash equivalents at beginning of period                   22,807,608         3,540,147
                                                               --------------    --------------    --------------
Cash and cash equivalents at end of period                     $   16,235,725    $   30,641,033    $   16,235,725
                                                               ==============    ==============    ==============


                                 - Continued -


                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                                    --------

                                                    Six months ended
                                               ---------------------------   Period from inception
                                                June 30,        June 30,      (August 1, 1985) to
                                                  1997            1996           June 30, 1997
                                               ------------    -----------   ----------------------
Supplemental schedule of noncash activities:
The Company issued stock and stock options for:
    Purchase of additional license agreement                                      $     5,400
    Notes receivable                                                                   71,000

The Company purchased leasehold improvements
    using accounts payable                                                            251,507

The Company entered into various capital lease
    arrangements                                                                      204,610

The Company received stock as payment of a
    note receivable                                                                     4,226

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.

                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                             --------------------

1.      Significant Accounting Policies:

        In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and for the period from inception (August 1, 1985) to June 30, 1997, and its cash flows for the six months ended June 30, 1997 and 1996 and for the period from inception (August 1, 1985) to June 30, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

        Net Loss Per Share

        Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. Net loss per common share for the period from inception to June 30, 1997 has not been presented as such information is not considered to be relevant or meaningful.

2.      Cash and Cash Equivalents and Marketable Debt Securities:

        At June 30, 1997, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.      Income Taxes:

        The provision for income taxes for the six months ended June 30, 1997 and 1996 is related solely to state income taxes.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                             --------------------



4.      Revolving/Term Promissory Note Agreements:

        On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million and on May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. Additionally, on March 20, 1997 the Company entered into a 8 year term note for an additional $800,000, for a total of $2.3 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (5.25% at June 30, 1997). As of June 30, 1997 one payment in the amount of $150,000 had been made leaving a balance of $2,150,000. A second payment of $150,000 will be made on July 15, 1997 and thereafter, yearly payments of $250,000 will be made on approximately July 15 of the next 8 years beginning on July 15, 1998. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,193,000, which is maintained in a bank in Salt Lake City, Utah.

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

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


       6.      Stockholders' Equity:

               The table below presents the activity in stockholders' equity from January 1, 1997 to June 30, 1997:


                                                                                         Deficit
                                                          Common Stock                  Accumulated
                                            -----------------------------------------   During the          Treasury Stock
                                                                            Paid-in     Development    -------------------------
                                              Shares         Amount         Capital       Stage          Shares        Amount
                                            -----------    -----------    -----------  ------------    -----------   -----------
Balance at January 1, 1997                  $ 9,440,129    $     9,440    $61,531,623  $(20,413,153)   $       345   $    (4,226)

Exercise of stock options in Feb. 1997
   (at $.80 per share)                           28,563             28         22,822

Exercise of stock options in Mar. 1997
   (at $.80 to $6.75 per share)                  10,250             11         18,765

Exercise of stock options in Apr. 1997
   (at $1.00 per share)                             400                           400

Exercise of stock options in May 1997
   (at $5.00 to $11.00 per share)                 7,578              8         64,139

Exercise of stock options in June 1997
   (at $.80 to $12.75 per share)                  3,987              4         23,152

Net change in unrealized gain on
   marketable debt securities, available-
   for-sale

Net loss                                                                                 (5,259,243)
                                            -----------    -----------    -----------  ------------    -----------   -----------
Balance at June 30, 1997                    $ 9,490,907    $     9,491    $61,660,901  $(25,672,396)   $       345   $    (4,226)
                                            ===========    ===========    ===========  ============    ===========   ===========

                                                            Unrealized
                                                Notes      gain (loss) on
                                              Receivable   Marketable Debt
                                            from Issuance   Securities,
                                              of Common    Available-for-
                                                Stock           Sale         Total
                                             -----------    -----------    -----------
Balance at January 1, 1997                   $    (7,000)   $    (1,303)   $41,115,381

Exercise of stock options in Feb. 1997
   (at $.80 per share)                                                          22,850

Exercise of stock options in Mar. 1997
   (at $.80 to $6.75 per share)                                                 18,776

Exercise of stock options in Apr. 1997
   (at $1.00 per share)                                                            400

Exercise of stock options in May 1997
   (at $5.00 to $11.00 per share)                                               64,147

Exercise of stock options in June 1997
   (at $.80 to $12.75 per share)                                                23,156

Net change in unrealized gain on
   marketable debt securities, available-
   for-sale                                                      10,596         10,596

Net loss                                                                    (5,259,243)
                                             -----------    -----------    -----------
Balance at June 30, 1997                     $    (7,000)   $     9,293    $35,996,063
                                             ===========    ===========    ===========

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

RESULTS OF OPERATIONS


Revenues.

Total revenues decreased by $370,200 or 91.1% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 and by $740,500 or 92.4% for the six months ended June 30, 1997 as compared to the corresponding period in 1996. The decrease is primarily a result of the completion of funding by Abbott in 1996 under a collaborative funding agreement. Substantially all revenues in the period ended June 30, 1996 were from development funding under a collaborative agreement with Abbott relating to the Actiq cancer pain program.

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

Operating Expenses.

Research and development expenses decreased by $428,500 or 21.8% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 and by $406,600 or 10.8% for the six months ended June 30, 1997 as compared to the corresponding period in 1996. The decrease in research and development expenses is due to higher expenditures in 1996 related to the Actiq cancer pain clinical research program. The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and manufacturing process development activities.

Depreciation expense decreased by $600 or 1.0% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 and by $1,000 or 0.8% for the six months ended June 30, 1997 as compared to the corresponding period in 1996.

Marketing, general and administrative expenses increased by $354,500 or 37.3% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 and by $1,278,300 or 81.8% for the six months ended June 30, 1997 as compared to the corresponding period in 1996. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for personnel, corporate development activities, marketing research, Actiq pre-marketing activities, and equipment leasing. The Company expects that its marketing and general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq pre-launch market development and market launch activities, and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $27,800 or 6.0% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 and by $291,700 or 37.9% for the six months ended June 30, 1997 as compared to the corresponding period in 1996. The increase is primarily due to invested net proceeds of $27,858,225 from the Company's secondary offering in June 1996.

Interest expense increased by $5,500 or 17.6% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 and decreased by $1,300 or 2.3% for the six months ended June 30, 1997 as compared to the corresponding period in 1996. The increase for the three months ended June 30, 1997 is primarily due to increased borrowings under the term note (See Note 4 to Financial Statements) and the decrease for the six months ended June 30, 1997 is primarily due to a lower balance of capital lease obligations.

Net Loss.

As a result of the decrease in total revenues, marketing, general and administrative activities and other factors discussed above, the net loss for the three months ended June 30, 1997 was $2,417,000 or $0.25 per share as compared to $2,138,100 or $0.27 per share for the same period in 1996. The net loss for the six months ended June 30, 1997 was $5,259,200 or $0.56 per share as compared to $3,933,700 or $0.52 per share for the same period in 1996

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company realized net proceeds of $27,858,225 through the issuance of common stock in a secondary offering. As of June 30, 1997, the Company had cash and cash equivalents totaling $16,235,700, $2,193,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $18,235,200 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $36,663,916 as of June 30, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $5,610,000 for the six months ended June 30, 1997 compared to $4,104,200 for the corresponding period in 1996. The increase in cash used in the period is a direct result of the increase in marketing, general and administrative activities discussed above.

During the six months ended June 30, 1997, the Company made capital expenditures of approximately $24,600, as compared to capital expenditures of $24,900 during the corresponding period in 1996.

During the six months ended June 30, 1997, the Company realized cash proceeds of $129,300 relating to the exercise of stock options as compared to $205,300 during the corresponding period in 1996.

During the six months ended June 30, 1997, the Company made no principal payments on capital lease obligations as compared to $13,000 for the corresponding period in 1996.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on June 17, 1997, at which the stockholders elected eight directors to each serve until the next annual meeting of stockholders and until his successor is elected and has qualified or until such director's death, resignation or removal. Stockholders also approved amendments to the Company's 1993 Stock Option Plan and the Company's 1993 Non-Employee Directors' Stock Option Plan and stockholders ratified the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for its fiscal year ending December 31, 1997. Votes were cast as follows:

                                                     Votes Against
                                    Votes For         Or Withheld      Votes Abstained  Broker Non-Votes
                                    ---------         -----------      ---------------  ----------------
Election of Directors:
   Edwin M. Kania, Jr.              8,356,326           254,520        Not Applicable    Not Applicable
   Thomas B. King                   8,356,526           254,320        Not Applicable    Not Applicable
   Richard H. Leazer                8,356,326           254,520        Not Applicable    Not Applicable
   William C. Moeller               8,356,526           254,320        Not Applicable    Not Applicable
   Emanuel M. Papper                7,718,216           892,630        Not Applicable    Not Applicable
   Daniel L. Kisner                 8,354,326           256,520        Not Applicable    Not Applicable
   Theodore H. Stanley              8,356,526           254,320        Not Applicable    Not Applicable
   Richard P. Urfer                 8,356,526           254,320        Not Applicable    Not Applicable
Approval of an amendment
   to the Company's 1993
   Stock Option Plan                4,478,336         2,834,736             10,350         1,287,424
Approval of an amendment
   to the Company's 1993
   Non-Employee Directors'
   Stock Option Plan                7,675,683           723,482              8,251           203,430
Ratification of Coopers &
   Lybrand L.L.P. as independent
   auditors for the fiscal year
   ending December 31, 1997         8,608,346               100             24,430            None

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


Date:   August 13, 1997                            ANESTA CORP.


                                          By:    /s/  William C. Moeller
                                              ---------------------------------
                                              William C. Moeller,  Chief
                                               Executive Officer and
                                               Treasurer
                                              (Authorized Signatory and
                                              Principal Financial Officer)




                                          By:      /s/   Roger P. Evans
                                              ---------------------------------
                                              Roger P. Evans, Controller
                                              (Principal Accounting Officer)