Form 10-Q
period 1997-09-30
ANESTA CORP /DE/
filed 1997-11-14
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934.  For the quarterly period ended September 30,
         1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934. For the transition period from to _________.

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

Yes  X      No
    ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

Common Stock $.001 par value                             9,538,767
           Class                               Outstanding at November 10, 1997

                                  ANESTA CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                          --------
Balance Sheets -
         September 30, 1997 (unaudited) and December 31, 1996                                 2

Statements of Operations -
         for the three and nine months ended September 30, 1997 and
         1996 (unaudited) and the period from inception (August 1, 1985)
         to September 30, 1997 (unaudited)                                                    3

Statements of Cash Flows -
         for the nine months ended September 30, 1997 and 1996 (unaudited)
         and the period from inception (August 1, 1985) to
         September 30, 1997 (unaudited)                                                       4

Notes to Financial Statements (unaudited)                                                     6

Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                                        9

PART II.         OTHER INFORMATION                                                            12

SIGNATURES                                                                                    13

                                  ANESTA CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   -----------

                                                          September 30,      December 31,
     ASSETS                                                    1997              1996
                                                          -------------      ------------
                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                             $ 12,743,358      $ 22,807,608
     Current portion of certificate of deposit                  255,000           153,000
     Marketable debt securities,
       available-for-sale                                    18,403,343        17,173,950
     Accounts receivable                                        505,428           485,648
     Prepaid expenses and other current assets                  628,088           291,983
                                                           ------------      ------------
         Total current assets                                32,535,217        40,912,189
                                                           ------------      ------------

Property and equipment, at cost:
     Furniture and equipment                                    895,145           847,521

     Leasehold improvements                                   1,524,414         1,476,743

     Accumulated depreciation                                  (792,354)         (617,058)
                                                           ------------      ------------
                                                              1,627,205         1,707,206
                                                           ------------      ------------


Other assets:
     Certificate of deposit                                   1,785,000         1,224,000
     Other assets                                               796,286           115,474
                                                           ------------      ------------
                                                              2,581,286         1,339,474
                                                           ------------      ------------

         Total assets                                      $ 36,743,708      $ 43,958,869
                                                           ============      ============


                                                                     September 30,      December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY                                    1997               1996
                                                                     -------------      ------------
                                                                      (Unaudited)
Current liabilities:
 Accounts payable                                                    $    559,182      $    518,965
 Accrued liabilities
   Accrued compensation                                                   685,554           332,020
   Accrued research and development costs                                 200,000           200,000
   Other                                                                   89,048            92,503
 Current portion of notes payable                                         250,000           150,000
                                                                     ------------      ------------
     Total current liabilities                                          1,783,784         1,293,488


Unearned advance royalty revenues                                         350,000           350,000
Notes payable                                                           1,750,000         1,200,000
                                                                     ------------      ------------
     Total liabilities                                                  3,883,784         2,843,488
                                                                     ------------      ------------


Stockholders' equity:

 Common stock, par value, $.001 per share; Authorized:
   15,000,000 shares; Issued: 9,532,059
   in 1997 and 9,440,129 in 1996                                            9,532             9,440
 Additional paid-in capital                                            61,983,143        61,531,623
 Deficit accumulated during the development stage                     (29,142,156)      (20,413,153)

 Treasury stock (345 shares), at cost                                                        (4,226)

 Notes receivable from issuance of common stock                            (7,000)           (7,000)
 Unrealized gain (loss) on marketable debt securities,
   available-for-sale                                                      16,405            (1,303)
                                                                     ------------      ------------
     Total stockholders' equity                                        32,859,924        41,115,381
                                                                     ------------      ------------
     Total liabilities and stockholders' equity                      $ 36,743,708      $ 43,958,869
                                                                     ============      ============


                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    --------

                                                        Three months ended              Nine months ended           Period from
                                                  -----------------------------   -----------------------------      inception
                                                  September 30,   September 30,   September 30,   September 30, (August 1, 1985) to
                                                       1997            1996           1997            1996       September 30, 1997
                                                  -------------   -------------   -------------   -------------  ------------------
Revenues:
   Product sales                                   $     50,225    $     19,999    $    109,425    $     69,949    $    299,856
   Royalty revenue                                        1,489             578           3,243           2,037         108,834
   Revenues from contract research                                      378,000                       1,128,000       9,978,931
                                                   ------------    ------------    ------------    ------------    ------------

    Total revenues                                       51,714         398,577         112,668       1,199,986      10,387,621
                                                   ------------    ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of goods sold                                    14,251           5,047          31,396          20,487          99,085
   Royalties                                              1,551             617           3,380           2,160          10,880
   Research and development                           2,003,995       2,001,270       5,353,295       5,757,184      28,199,057
   Depreciation and amortization                         58,801          57,334         177,988         177,532       1,005,544
   Marketing, general and administrative              1,882,164         888,723       4,723,272       2,451,508      14,080,843
                                                   ------------    ------------    ------------    ------------    ------------

    Total costs and expenses                          3,960,762       2,952,991      10,289,331       8,408,871      43,395,409
                                                   ------------    ------------    ------------    ------------    ------------

    Loss from operations                             (3,909,048)     (2,554,414)    (10,176,663)     (7,208,885)    (33,007,788)

Non operating income (expense):
   Interest income                                      479,025         583,273       1,540,489       1,353,012       5,884,846
   Interest expense                                     (38,451)        (26,950)        (94,440)        (84,211)       (447,424)
   Other                                                   (557)        (12,326)          3,150          (3,933)        (36,211)
                                                   ------------    ------------    ------------    ------------    ------------

    Loss before provision for income
     taxes, extraordinary item and cumulative
     effect of change in accounting                  (3,469,031)     (2,010,417)     (8,727,464)     (5,944,017)    (27,606,577)

Provision for income taxes                                 (729)                         (1,539)           (100)        (24,944)
                                                   ------------    ------------    ------------    ------------    ------------

    Loss before extraordinary item and
     cumulative effect of change in accounting       (3,469,760)     (2,010,417)     (8,729,003)     (5,944,117)    (27,631,521)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                               22,296

Cumulative effect of change in accounting                                                                            (1,041,047)
                                                   ------------    ------------    ------------    ------------    ------------

    Net loss                                       $ (3,469,760)   $ (2,010,417)   $ (8,729,003)   $ (5,944,117)   $(28,650,272)
                                                   ============    ============    ============    ============    ============

Loss per common share amounts--
   Loss before extraordinary item and cumulative
    effect of change in accounting                 $      (0.36)   $      (0.21)   $      (0.92)   $      (0.73)

   Cumulative effect of change in accounting
                                                   ------------    ------------    ------------    ------------

   Net loss per common share                       $      (0.36)   $      (0.21)   $      (0.92)   $      (0.73)
                                                   ------------    ------------    ------------    ------------

Shares used in computing net
   loss per common share                              9,509,539       9,403,509       9,485,720       8,191,839
                                                   ------------    ------------    ------------    ------------



                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                    --------

                                                                        Nine months ended            Period from
                                                               -------------------------------        inception
                                                               September 30,     September 30,   (August 1, 1985) to
                                                                    1997             1996         September 30, 1997
                                                               -------------     -------------   -------------------
Cash flows from operating activities:
   Net loss                                                     $ (8,729,003)     $ (5,944,117)     $(28,650,272)
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Cumulative effect of change in accounting                                                        1,041,047
      Depreciation and amortization                                  177,988           177,532         1,005,544
      Debt conversion expense                                                                            101,330
      Interest converted to equity                                                                        94,104
      Compensatory stock options and stock                                                                 3,539
      (Gain) loss on retirement of assets                                859            13,783            63,237
      Increase (decrease) due to changes in:
       Accounts receivable                                           (19,781)          (63,281)         (505,428)
       Prepaid expenses and other current assets                    (336,105)         (373,986)         (628,088)
       Other assets                                                 (680,811)          (23,851)         (798,863)
       Accounts payable                                               40,217           (64,788)          559,182
       Accrued liabilities                                           350,079           136,014           974,602
       Unearned advance royalty revenues                             350,000
                                                                ------------      ------------      ------------
        Net cash used in operating activities                     (9,196,557)       (6,142,694)      (26,390,066)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
   Capital expenditures                                              (98,871)          (40,877)       (2,419,459)
   Proceeds from sale of assets                                           25               150            10,250
   Costs associated with license agreements                                                           (1,109,533)
   Advances to employees                                                                                  (1,650)
   Purchase of marketable debt securities,
      available-for-sale                                          (6,191,468)       (6,063,003)      (45,819,003)
   Proceeds from sale of marketable debt securities,
      available-for-sale                                           4,979,783         8,545,530        27,413,661
   Purchase of treasury bills                                                                         (1,174,419)
   Proceeds from maturity of treasury bills                                                            1,174,419
   Purchase of certificate of deposit                               (816,000)                         (2,346,000)
   Proceeds from maturity of certificate of deposit                  153,000           153,000           306,000
                                                                ------------      ------------      ------------
        Net cash provided by (used in) investing activities       (1,973,531)        2,594,800       (23,965,734)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
   Principal payments on notes payable                              (150,000)         (150,000)         (337,500)
   Proceeds from issuance of notes payable                           800,000                           3,337,700
   Principal payments on obligations under capital leases                              (14,954)         (194,488)
   Proceeds from issuance of common stock                            455,838        28,075,590        60,248,211
   Collections on notes receivable from
      issuance of common stock                                                                            58,000
   Proceeds from issuance of preferred stock                                                             756,222
   Deferred offering costs                                                                              (277,103)
   Dividends paid on preferred stock                                                                    (491,884)
                                                                ------------      ------------      ------------
        Net cash provided by financing activities                  1,105,838        27,910,636        63,099,158
                                                                ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents             (10,064,250)       24,362,742        12,743,358
Cash and cash equivalents at beginning of period                  22,807,608         3,540,147
                                                                ------------      ------------      ------------
Cash and cash equivalents at end of period                      $ 12,743,358      $ 27,902,889      $ 12,743,358
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


                                  - Continued -


                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)
                                    --------

                                                        Nine months ended           Period from
                                                  ----------------------------       inception
                                                  September 30,  September 30,  (August 1, 1985) to
                                                     1997            1996        September 30, 1997
                                                  -------------  -------------  -------------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
The Company issued stock and stock options for:
   Purchase of additional license agreement                                          $  5,400
   Notes receivable                                                                    71,000

The Company purchased leasehold improvements
   using accounts payable                                                             251,507

The Company entered into various capital lease
   arrangements                                                                       204,610

The Company received stock as payment of a
   note receivable                                                                      4,226


                     The accompanying notes are an integral
                        part of the financial statements

                                     ANESTA CORP.
                            (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

                                     -----------



1.       Significant Accounting Policies:

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of September 30, 1997, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and for the period from inception (August 1, 1985) to September 30, 1997, and its cash flows for the nine months ended September 30, 1997 and 1996 and for the period from inception (August 1, 1985) to September 30, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

         Net Loss Per Share

         Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. Net loss per common share for the period from inception to September 30, 1997 has not been presented as such information is not considered to be relevant or meaningful.

2.       Cash and Cash Equivalents and Marketable Debt Securities:

         At September 30, 1997, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.       Income Taxes:

         The provision for income taxes for the three months ended September 30, 1997 and for the nine months ended September 30, 1997 and 1996 is related solely to state income taxes.

                                     ANESTA CORP.
                            (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS, Continued
                                     (Unaudited)

                                     -----------



4.       Revolving/Term Promissory Note Agreements:

         On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million and on May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. Additionally, on March 20, 1997 the Company entered into an 8 year term note for an additional $800,000, for a total of $2.3 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (6.00% at September 30, 1997). As of September 30, 1997 two payments totaling $300,000 had been made leaving a balance of $2,000,000. Annual payments in the amount of $250,000 will be made on approximately July 15 for the next 8 years beginning on July 15, 1998. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,040,000, which is maintained in a bank in Salt Lake City, Utah.

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

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


6.       Stockholders' Equity:

         The table below presents the activity in stockholders' equity from January 1, 1997 to September 30, 1997:





                                                                                           Deficit
                                                       Common Stock                      Accumulated
                                             ----------------------------------------     During the        Treasury Stock
                                                                          Paid-in        Development    --------------------
                                                Shares        Amount      Capital          Stage         Shares      Amount
                                             ------------   ----------  -------------  ---------------  --------------------

Balance at January 1, 1997                     9,440,129      $9,440     $61,531,623     $(20,413,153)     345      $(4,226)

Exercise of stock options in Feb. 1997
   (at $.80 per share)                            28,563          28          22,822

Exercise of stock options in Mar. 1997
  (at $.80 to $6.75 per share)                    10,250          11          18,765

Exercise of stock options in Apr. 1997
   (at $1.00 per share)                              400                         400

Exercise of stock options in May 1997
   (at $5.00 to $11.00 per share)                  7,578           8          64,139

Exercise of stock options in June 1997
   (at $.80 to $12.75 per share)                   3,987           4          23,152

Exercise of stock options in July 1997
   (at $.80 per share)                             5,625           6           4,494

Retirement of treasury stock in July
   1997, at cost                                    (345)                     (4,226)                     (345)       4,226

Exercise of stock options in Aug. 1997
   (at $5.50 to $13.50 per share)                  4,185           4          44,093

Exercise of stock options in Sept. 1997
   (at $1.00 to $16.50 per share)                 31,687          31         277,881

Net change in unrealized gain on
   marketable debt securities, available-
   for-sale

Net loss                                                                                   (8,729,003)
                                               ---------      ------     -----------     ------------   -------    --------

Balance at September 30, 1997                  9,532,059      $9,532     $61,983,143     $(29,142,156)      --     $   --
                                               =========      ======     ===========     ============   =======    ========




                                                                 Unrealized
                                                Notes          gain (loss) on
                                              Receivable       Marketable Debt
                                             from Issuance       Securities,
                                              of Common        Available-for-
                                                 Stock              Sale             Total
                                             -------------     ---------------   ------------

Balance at January 1, 1997                       $ (7,000)         $ (1,303)     $ 41,115,381

Exercise of stock options in Feb. 1997
   (at $.80 per share)                                                                 22,850

Exercise of stock options in Mar. 1997
   (at $.80 to $6.75 per share)                                                        18,776

Exercise of stock options in Apr. 1997
   (at $1.00 per share)                                                                   400

Exercise of stock options in May 1997
   (at $5.00 to $11.00 per share)                                                      64,147

Exercise of stock options in June 1997
   (at $.80 to $12.75 per share)                                                       23,156

Exercise of stock options in July 1997
   (at $.80 per share)                                                                  4,500

Retirement of treasury stock in July
   1997, at cost                                                                         --

Exercise of stock options in Aug. 1997
   (at $5.50 to $13.50 per share)                                                      44,097

Exercise of stock options in Sept. 1997
   (at $1.00 to $16.50 per share)                                                     277,912

Net change in unrealized gain on
   marketable debt securities, available-
   for-sale                                                          17,708            17,708

Net loss                                                                           (8,729,003)
                                                 --------          --------      ------------

Balance at September 30, 1997                    $ (7,000)         $ 16,405      $ 32,859,924
                                                 ========          ========      ============




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. Additional risks and uncertainties are described in the Company's most recently filed SEC documents, including its Form 10-K for the fiscal year ended December 31, 1996 and the Company's Prospectus dated June 6, 1996.

RESULTS OF OPERATIONS

Revenues.

Total revenues decreased by $346,900 or 87.0% for the three months ended September 30, 1997 as compared to the corresponding period in 1996 and by $1,087,300 or 90.6% for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The decrease is primarily a result of the completion of funding by Abbott in 1996 under a collaborative funding agreement. Substantially all revenues in the period ended September 30, 1996 were from development funding under the collaborative agreement with Abbott relating to the Actiq Cancer Pain Program.

Under the Company's agreements with Abbott, Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet(R) and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT- fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $2,700 or 0.1% for the three months ended September 30, 1997 as compared to the corresponding period in 1996 and decreased by $403,900 or 7.0% for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The decrease, for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, is due to higher expenditures in 1996 related to clinical research programs and preparation for filing the Actiq New Drug Application (NDA). The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and manufacturing process development activities.

Depreciation expense increased by $1,500 or 2.6% for the three months ended September 30, 1997 as compared to the corresponding period in 1996 and by $500 or 0.3% for the nine months ended September 30, 1997 as compared to the corresponding period in 1996.

Marketing, general and administrative expenses increased by $993,400 or 111.8% for the three months ended September 30, 1997 as compared to the corresponding period in 1996 and by $2,271,800 or 92.7% for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for personnel, corporate development activities, marketing research, Actiq pre-marketing activities, and equipment leasing. The Company expects that its marketing and general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq pre-launch market development and market launch activities, and corporate development activities.

Non Operating Income (Expense).

Interest income decreased by $104,200 or 17.9% for the three months ended September 30, 1997 as compared to the corresponding period in 1996 and increased by $187,500 or 13.8% for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. Both the increase and decrease are related to the net proceeds of $27,858,225 from the Company's secondary offering in June 1996. The decrease is primarily due to a reduction in the amount of invested funds for the three months ended September 30, 1997 as compared to the corresponding period in 1996. The increase is primarily due to additional invested funds for the nine months ended September 30, 1997 as compared to the corresponding period in 1996.

Interest expense increased by $11,500 or 42.7% for the three months ended September 30, 1997 as compared to the corresponding period in 1996 and by $10,200 or 12.1% for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The increase is primarily due to increased borrowings under the term note (See Note 4 to Financial Statements).

Net Loss.

As a result of the decrease in total revenues, the increase in marketing, general and administrative activities and other factors discussed above, the net loss for the three months ended September 30, 1997 was $3,469,800 or $0.36 per share as compared to $2,010,400 or $0.21 per share for the same period in 1996. The net loss for the nine months ended September 30, 1997 was $8,729,000 or $0.92 per share as compared to $5,944,100 or $0.73 per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company realized net proceeds of $27,858,225 through the issuance of common stock in a secondary offering. As of September 30, 1997, the Company had cash and cash equivalents totaling $12,743,400, $2,040,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $18,403,300 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $33,186,701 as of September 30, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $9,196,700 for the nine months ended September 30, 1997 compared to $6,142,700 for the corresponding period in 1996. The increase in cash used in the period is a direct result of the decrease in total revenues and the increase in marketing, general and administrative activities discussed above.

During the nine months ended September 30, 1997, the Company made capital expenditures of approximately $98,900 as compared to capital expenditures of $40,900 during the corresponding period in 1996.

During the nine months ended September 30, 1997, the Company realized cash proceeds of $455,800 relating to the exercise of stock options. During the nine months ended September 30, 1996 the Company realized cash proceeds from the issuance of common stock of $28,075,600 which includes $217,400 relating to the exercise of stock options.

During the nine months ended September 30, 1997, the Company made no principal payments on capital lease obligations as compared to $15,000 for the corresponding period in 1996.

The Company's future capital requirements could be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research and development programs; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing patents; the time and costs involved in developing and maintaining collaborative research relationships; the costs associated with potential commercialization of its products, and administrative and legal costs.

The Company believes that it is prudent to monitor existing cash balances in order to fund the activities which the Company believes are necessary to continue its growth. Therefore, the Company periodically evaluates market conditions and various financing alternatives for obtaining funds to augment existing cash balances.

PART II.        OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

       On November 14, 1997 the Company released the press release filed as exhibit 99.1 hereto entitled "Anesta Surprised on Receiving Not Approvable Letter from FDA for Actiq".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a)      EXHIBITS.

                Exhibit
                Number          Description
                -------         -----------

                27.1            Financial Data Schedule

                99.1            Anesta Corp. November 14, 1997 Press Release


        b)      REPORTS ON FORM 8-K.

                None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 14, 1997
                                                       ANESTA CORP.


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




                                        By:  /s/  ROGER P. EVANS
                                           -----------------------------------
                                           Roger P. Evans, Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27                      Financial Data Schedule

  99.1                    Anesta Corp. November 14, 1997 Press Release