Form 10-K
period 1997-12-31
ANESTA CORP /DE/
filed 1998-03-30
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-23160

                             ----------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     [ ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $121,477,337 as of March 13, 1998.*

         The number of shares of Common Stock outstanding was 9,568,551 as of March 13, 1998.

-----------------
* Excludes 3,378,623 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 13, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in the sections entitled "Management's Discussion And Analysis Of Financial Condition And Results of Operations" and "Risk Factors".

ITEM 1.   BUSINESS

INTRODUCTION

         Anesta is a leader in the development of new pharmaceutical products for oral transmucosal drug administration using its proprietary oral transmucosal system (OTS) for drug delivery. The OTS consists of a dissolvable, non-dissolvable, or device-based drug matrix which is mounted on a handle. The Company's OTS provides rapid absorption of certain potent drugs into the bloodstream, which can produce the onset of the desired therapeutic effect within five to ten minutes. Anesta's OTS allows the caregiver or patient to monitor the onset of action, remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved. In certain situations, this allows the caregiver or the patient an element of therapeutic control not possible with traditional drug delivery products and technologies such as tablets, capsules or transdermal patches. Prior to the development of Anesta's OTS, infusions or injections were generally required to achieve rapid drug absorption, dose control and titration (dose-to-effect). Anesta's non-invasive OTS is more comfortable and convenient for patients, provides flexibility to caregivers, and has the potential to be more effective and convenient as well as less costly in a variety of clinical settings.

         The Company's first OTS product is OT-fentanyl. OT-fentanyl was first approved as Fentanyl Oralet(R) by the U.S. Food and Drug Administration (FDA) and is being marketed by Abbott Laboratories (Abbott) and Anesta for use in both children and adults as a surgical premedicant and for sedation/analgesia prior to diagnostic or therapeutic procedures in hospital settings. Fentanyl, the active ingredient, has been widely used in other dosage forms for over 35 years. Introduced in 1991 in the U.S., a fentanyl transdermal patch drug delivery system has gained acceptance among oncologists, internists and family practice physicians in treating chronic pain, primarily associated with cancer. U.S. sales of the fentanyl transdermal patch are estimated to be approximately $200 million in a total cancer pain market of more than $1.2 billion in 1997.

         In July 1996, Anesta completed its Phase 3 clinical trial program of a second OT-fentanyl product, Actiq(TM), to treat breakthrough pain (moderate to severe transitory pain) in chronic pain patients already receiving around-the-clock opioid therapy for their persistent or constant pain. The Company's clinical studies for this indication were conducted in cancer patients. The Company believes that the ability of Actiq to provide rapid relief from breakthrough pain (onset of meaningful pain relief in five to ten minutes) will enhance the patient's ability to more precisely control his or her own pain and enhance the patient's overall quality of life. Current breakthrough pain treatment most commonly consists of orally administered morphine tablets or solutions, which usually require 30 minutes or more to provide pain relief. In November 1996, the Company filed its New Drug Application (NDA) with the FDA for the use of Actiq for breakthrough cancer pain.

         In September 1997, the FDA's Anesthetic and Life Support Advisory Committee voted unanimously (19-0) that the expected benefits of Actiq used to treat breakthrough pain in chronic pain patients outweigh the product's risks. Additionally, results from pivotal studies of Actiq have been submitted to and presented at the 1997 annual meetings of the American Society of Clinical Oncology, American Pain Society and American Society of Anesthesiology.

         In November 1997, Anesta received an unfavorable regulatory action letter from the FDA for Actiq. Additional data analysis, submissions and negotiations need to be completed before Actiq can be cleared for marketing in the U.S.

         Anesta also has several other products in clinical development, targeting applications where the OTS advantages of rapid onset of action and patient or caregiver control may provide therapeutic value. Products in clinical trials include OT-nicotine for smoking cessation (late Phase 2), OT-fentanyl for acute pain (Phase 2/3) and OT-etomidate for short-acting sedation (early Phase 2). Several drugs are being evaluated preclinically with the OTS, including drugs to treat migraine headache, and nausea and vomiting.

         Anesta entered into a collaboration with Abbott in 1989 under which Abbott has provided funding to Anesta for the development of Fentanyl Oralet, Actiq and other applications for OT-fentanyl. Abbott contract manufactures Fentanyl Oralet and Actiq for Anesta in the U.S., and is Anesta's marketing partner for the OT-fentanyl product line in the U.S.

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

ANESTA'S PROPRIETARY OTS FOR DRUG DELIVERY

         Anesta's proprietary OTS is designed to address the medical need for a convenient, non-invasive, cost-effective drug delivery system that provides rapid onset of therapeutic action and allows the caregiver or patient to control drug administration until the desired effect is achieved. The OTS consists of a dissolvable, non-dissolvable, or device- based drug matrix which is mounted on a handle. The drug is released from the matrix in the mouth, allowing rapid absorption through the oral mucosal tissues and slower absorption through the gastrointestinal tract. Oral transmucosal drug delivery achieves rapid absorption of many drugs because the oral mucosa has a large surface area (100 - 150 cm2), is highly vascularized and is significantly more permeable than the skin.

         For certain drugs or certain applications, Anesta believes that its OTS can provide one or more of the following therapeutic advantages over traditional methods of drug administration:

         Rapid Onset of Action. The efficacy of many systemic drugs is related to their blood concentration. In order to achieve a therapeutic effect, a particular blood concentration must be achieved. The more rapidly that such blood concentration is reached, the sooner the drug takes effect. The Anesta OTS allows many types of drugs to cross the oral mucosa and to be absorbed rapidly into the bloodstream, thus achieving a therapeutic blood concentration more rapidly than tablets and capsules or transdermal patches.

         Dose-to-Effect Control. Anesta's OTS allows the caregiver or patient to monitor the onset of action, remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved. This avoids doses that are higher than necessary to achieve safe and effective therapy, an important and beneficial element of control. Drugs delivered by tablet and capsule may be significantly degraded by the stomach and the liver. Thus, tablets and capsules often contain higher doses of a drug than necessary to achieve a therapeutic effect, potentially leading to over-medication and undesirable side effects. Continuous infusion therapy or more frequent administration of tablets or capsules can alleviate these dosing problems, but may lead to increased cost, patient inconvenience and patient noncompliance with prescribed dosing regimens.

         Rapid Termination of Drug Delivery. In certain applications, it is desirable that drug administration be terminated once the desired effect has been obtained. For example, if a patient receives a sedative in connection with a brief outpatient procedure, substantially all of the sedative effect should be gone before the patient can be discharged. The drug contained in a tablet or capsule may dissolve and continue to be absorbed into the bloodstream over a period of hours. Similarly, when a transdermal patch is removed, the drug which has already made contact with the skin will continue to be absorbed into the bloodstream for a number of hours or even days. Thus, drug absorption from tablets, capsules and transdermal patches may continue longer than necessary or desired. By contrast, once Anesta's OTS is removed, absorption of the drug through the oral mucosal tissues into the bloodstream stops almost immediately.

         Improved Safety. Removing the OTS limits further absorption of the drug into the body if a patient has an adverse reaction or has achieved the desired therapeutic effect. Because the dosage unit can be removed immediately, the amount of the drug delivered to the patient may be lower than if a tablet, capsule, transdermal patch or injection had been administered.

         Cost-Effective. Traditionally, when rapid onset of action is critical, infusions or injections have been required. Infusions and injections require administration by a skilled caregiver and, in the case of IV or SC administration, a catheter must be inserted and an administration set-up is required. In contrast, the OTS requires simple placement of the dosage unit in the mouth. Thus, Anesta believes that its OTS may offer a more cost-effective means of delivering certain drugs that are now given by infusion or injection.

         Greater Patient and Caregiver Convenience. The Company's OTS is easily administered, comfortable, non-threatening and allows a caregiver or the patient the ability to titrate drug administration.

ANESTA'S BUSINESS STRATEGY

         Anesta's long-term objective is to apply its proprietary OTS in a number of therapeutic areas and to commercialize new pharmaceutical products using this system. Anesta is pursuing this objective with the following strategy:

         Proprietary Technology. The Company has sought and will continue to expand its proprietary position by pursuing patent protection in the U.S. and key international markets for its OTS and for dosage forms that incorporate such technology.

         Approved Drugs. The Company develops new pharmaceutical products by applying its OTS primarily to approved drugs, including both proprietary and generic drugs, in order to create new dosage forms for applications where existing methods of drug delivery have therapeutic or clinical limitations.

         Focused Resources. Anesta focuses its resources on research, product and process development, clinical research, regulatory interactions and filings, and commercial market development and preparation. Anesta works closely with Abbott in developing Fentanyl Oralet, Actiq and other OT-fentanyl applications in the U.S. Anesta plans to develop strategic relationships with other pharmaceutical companies to develop, manufacture, market and distribute Anesta's OTS products worldwide.

         The Company believes that this strategy offers a number of potentially significant benefits. First, by focusing on developing new dosage forms for approved drugs, Anesta does not bear the cost and risk associated with discovery and development of new pharmaceutical compounds. Second, by entering into relationships with strategic partners for certain activities such as marketing, selling and distribution, Anesta is able to focus its resources on research, development, regulatory interactions and filings, and focused commercial activities where the Company can add significant value to its partnerships.

ANESTA'S PRODUCTS AND DEVELOPMENT PROGRAMS

         The Company's research and development activities involve formulation and methods development, in vitro and in vivo proof-of-concept testing, manufacturing process development, quality control and quality assurance programs, preclinical and clinical research, regulatory documentation and interaction with the FDA and other regulatory agencies to gain marketing approval for its products.

         The following table lists the potential therapeutic indications for and current status of Anesta's first approved product, and the primary products that are in research and development.


Product Name              Indication                                Active Drug               Status(1)
-------------------------------------------------------------------------------------------------------
Fentanyl Oralet           Sedation and analgesia                    Fentanyl                  Marketing
                          Surgical premedicant

Actiq                     Breakthrough cancer pain                  Fentanyl                  NDA Filed

OT-nicotine               Smoking cessation                         Nicotine                  late Phase 2

OT-fentanyl               Acute pain                                Fentanyl                  Phase 2/3

OT-etomidate              Short-acting sedative                     Etomidate                 early Phase 2

OT-antimigraine           Migraine headache                         Various                   Preclinical

OT-antiemetic             Nausea/vomiting                           Various                   Preclinical

   (1) See "Business--Government Regulation" for a description of the various phases of clinical testing.

   Fentanyl Oralet (OT-fentanyl) for Premedication

         Fentanyl Oralet is approved by the FDA for use in both adult and pediatric patients in a hospital setting (i) as a surgical premedication or (ii) to provide sedation/analgesia prior to diagnostic or therapeutic procedures.
The unique design of Fentanyl Oralet provides physicians with a new method of administering fentanyl in a controllable yet painless and easy to use dosage form. Patients experience an onset of analgesia in six to eight minutes and sedation and reduced anxiety in 20 to 30 minutes.

  Actiq (OT-fentanyl) for Breakthrough Pain

         Phase 3 clinical research for Anesta's OT-fentanyl product for breakthrough pain, Actiq, was completed in July 1996 and the Actiq NDA was filed in November 1996. Data from the Company's clinical trials in cancer and other patients show that Actiq provides patients onset of pain relief in approximately 5 to 10 minutes that is predictable, controllable, convenient and safe. Results from pivotal studies of Actiq were submitted to and presented at the American Society of Clinical Oncology, at the American Society of Anesthesiology and at the American Pain Society during 1997. The study results presented in these scientific forums are a subset of the Actiq NDA reviewed by the FDA's Anesthetic and Life Support Advisory Committee in September 1997.
The committee voted unanimously (19-0) that the expected benefits of Actiq used to treat breakthrough pain in chronic pain patients outweigh the product's risks. However, in November 1997, Anesta received an unfavorable regulatory action letter from the FDA for Actiq. Additional data must be gathered, analyzed and submitted to the FDA, and the issues raised by the FDA must be resolved before Actiq can be cleared for marketing. Anesta believes that Actiq has the potential to bring about a major advance in pain management for persons suffering moderate to severe breakthrough pain.

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

         With improved clinician awareness and understanding of the importance of managing pain as an integral part of overall cancer therapy, there is a desire to find solutions to one of the most challenging components of cancer pain, namely breakthrough pain. Breakthrough pain is a transitory flare of moderate to severe pain occurring on a background of controlled persistent or constant pain in patients receiving chronic opioid therapy. Breakthrough pain may be related to a specific activity or may occur spontaneously and be totally unpredictable. When related to a specific activity such as walking or eating, it may be termed incident pain. Various studies have shown that over 50% of all patients with active cancer experience moderate to severe pain. Over 70% of cancer patients experience moderate to severe pain in the end stage of the disease. Other studies have shown that 52 to 64% of these patients experience breakthrough pain. These studies suggest that over 800,000 cancer patients suffer from breakthrough pain each year in the U.S. alone.

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

         Breakthrough pain typically develops rapidly and often reaches maximum intensity in three minutes. It has a variable duration of 30 minutes to several hours. These episodes can be excruciatingly painful and very debilitating. Oral morphine is not optimal to treat breakthrough pain because it typically requires 30 minutes or more to produce pain relief (analgesia). This delayed onset of pain relief results in a "pain relief gap" -- the painful and anxious wait between onset of breakthrough pain and the beginning of pain relief.

         One approach to managing breakthrough pain is to increase the dose of the around-the-clock, long-acting opioid analgesic over several days or weeks until the patient no longer experiences breakthrough pain. This approach frequently leads to over medication and an increase in undesirable side effects such as drowsiness or severe constipation. As patients and their physicians learn from their experience, they will often seek a balance of drug therapy that meets the patient's desire for fewer or less severe breakthrough pain episodes offset by a need to minimize the side effects of higher opioid doses. Often this compromise leads to an acceptance of one to four episodes of breakthrough pain every day. As a result, breakthrough pain is a frequent occurrence in the lives of many cancer patients. Many of these patients have a need for a better therapy to more effectively treat breakthrough pain.

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

         Anesta's Phase 3 cancer pain clinical program involved 12 studies at 45 U.S. sites. The program was designed to determine the safety and effectiveness of Actiq as well as to gather practical information such as the proper dosing recommendations for the product in patients receiving conventional around-the-clock opioids for chronic pain. Two blinded titration trials were designed to develop a practical method for patients to achieve optimal relief from breakthrough pain. Incrementally higher doses were administered until a dose was found where one unit of Actiq was effective for an average breakthrough pain episode. Another blinded trial was designed to demonstrate the efficacy of Actiq compared to placebo for breakthrough pain. Actiq was also investigated in a small supporting study as the sole source (monotherapy) for pain control in opioid tolerant patients. Additionally, long-term safety was assessed in a follow-on study where cancer patients are allowed to continue with Actiq therapy, if they desire, after completing one of the other trials. In total, the Company's clinical trials enrolled 257 cancer patients who have received over 65,000 doses of Actiq as of our most recent update, during participation in these trials. Several patients have completed more than 21 months of Actiq therapy with continuing effectiveness in treating their episodes of breakthrough pain.

         In double-blind dose titration studies, Actiq produced significantly faster and better pain relief scores than currently used breakthrough pain medications at 15, 30, and 60 minutes following study drug administration. Patient assessment, based on global performance ratings which blend efficacy, side-effects, dosage form and other factors, was also significantly better with Actiq when compared with baseline breakthrough pain medications. In a pain assessment trial of postoperative surgical patients, the median time for onset of meaningful pain relief (analgesia) following administration of Actiq was less than 5 minutes.

         Ninety-one percent of the patients in the three pivotal studies who were eligible to continue Actiq therapy chose to enroll in an open-label, long-term study of Actiq. Mean global performance ratings for Actiq were consistently in a range indicating very good to excellent pain relief for the duration of therapy in the long-term study. The main side effects reported during the cancer pain clinical studies with Actiq were similar in type and prevalence to those caused by other opioid analgesia products used to treat chronic pain patients.

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

  Other Products in Development

         Anesta has several OTS products under clinical development for the following clinical applications:

         OT-nicotine for smoking cessation. Anesta's OT-nicotine product is in late-stage Phase 2 clinical development. OT-nicotine is a new therapy targeted to help individuals overcome dependence on tobacco.

         Seven clinical studies with OT-nicotine have been completed. These studies have evaluated the effects of different dosage strengths, the acceptability of different taste formulations, and the ability of OT-nicotine to aid smoking cessation with limited, short-term use and with eight weeks of therapy. Clinical pharmacokinetic data showing blood levels after different OT-nicotine doses were presented at the Society for Research on Nicotine and Tobacco (SRNT) annual meeting in March 1996 and clinical data with short-term use were presented at the American Society of Addiction Medicine in November 1996. These data demonstrated that (i) blood concentrations increase in proportion to dose, (ii) the desire to smoke decreases at higher doses, (iii) there was a high patient acceptance of the product, and (iv) the side effects observed were mild and typical of nicotine administration. Clinical data showing smoking quit rates over an 8-week period of use were presented at the SRNT annual meeting in June 1997. The SRNT data showed that smokers using OT-nicotine achieved quit rates of 21%, similar to both the gum (16%) and the patch (21%), over an 8-week duration of therapy. Patients were given the opportunity to select either OT-nicotine or one of the two alternative nicotine replacement products following a 3-day exposure to each product. In the OT-nicotine / gum group, 44% of smokers selected OT-nicotine. In the OT-nicotine / patch group, 36% of smokers selected OT-nicotine to aid them in their quit attempt.

         Nicotine replacement therapy has become established as a successful aid to smoking and tobacco cessation programs. Nicotine replacement products that have been approved include a nicotine gum, several transdermal nicotine patches and nicotine nasal spray. In February 1996, nicotine gum was approved by the FDA in the U.S. for over-the-counter sales and distribution and in July 1996, two nicotine transdermal patches were approved by the FDA for over-the-counter sales and distribution. A number of other companies are developing other types of nicotine replacement products, as well as other smoking cessation products, which, if approved, would compete with OT-nicotine. Smoking cessation experts believe that increasing the availability and number of nicotine replacement products will increase their benefits on public health, as no single therapy will be effective for all smokers desiring to quit. These experts foresee a need for a broad range of readily available products and therapies to increase the success rate of smoking cessation programs.

         OT-nicotine provides a combination of pharmacokinetic profile and behavioral characteristics that are different from the other nicotine replacement products currently on the market. Some smokers who have used OT-nicotine for up to one week have commented that the ability to control dosing by repeatedly inserting and removing the OT-nicotine unit from their mouths has given them a greater ability to manage their urge to smoke. This element of control is different from that offered by these other treatment modalities. Anesta believes that this ability to titrate the dose of nicotine and rapidly deliver adequate doses of nicotine to the individual may more closely displace the physiologic dependence and psychological craving effects of cigarettes. These properties of OT-nicotine may be especially effective in the early stages of smoking cessation and in smoking relapse prevention.

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

         PCA therapy is a major improvement for pain management and reduces the need for skilled caregivers to provide repeat IV or SC infusions or IM injections. Anesta's OTS takes the PCA concept one step further. Instead of relying on invasive and costly IV infusions, OT-fentanyl will provide the rapid onset of pain relief in a noninvasive and cost-effective delivery system in a hospital setting.

         Anesta has completed several Phase 2/3 clinical studies in over 300 patients experiencing acute pain after surgery. During the past year, data from some of these studies have been presented at peer-reviewed scientific meetings. These early data provide evidence that OT-fentanyl can be clinically effective for acute pain in a hospital setting.

         OT-etomidate, an ultra-short acting, non-opioid sedative hypnotic. OT-etomidate is beginning Phase 2 clinical studies. This product is designed to broaden Anesta's product line in providing sedation in situations where the procedure is not painful or where pain is managed by other methods such as local or regional anesthesia. The active ingredient in OT-etomidate, etomidate, is an approved anesthetic drug when supplied in an IV dosage form.

         The first two Phase 1 clinical studies confirmed that OT-etomidate delivers dose-related therapeutic blood levels to produce sedation in 10 to 20 minutes. Sedation continues for 30 to 40 minutes. Emergence from sedation to a level indicative of complete recovery occurs 60 to 90 minutes after taking the drug. This profile is very close to the sedation specifications described as ideal by anesthesiologists for many short procedures and by experts in dental sedation.

         An additional clinical study has been completed where the primary objective was to evaluate and document the rapid, uneventful recovery of psychomotor and cognitive function after administration of OT-etomidate. Such rapid recovery is critically important in managed health care environments emphasizing productivity in health care delivery. During 1997, the Company completed two early Phase 2 clinical studies with OT-etomidate. These studies were dose-ranging studies of approximately 80 patients each in patients who might benefit from a rapid onset, short-acting sedative product. The Company is seeking to establish in its Phase 2 clinical trials that OT-etomidate can provide both rapid onset and a rapid, clear-headed patient recovery and discharge after a procedure is completed. The Company believes this benefit addresses an important goal in managed care, to maximize the utilization of high cost facilities.

         OTS products to treat migraine headaches. Anesta is conducting preclinical research and development of products to treat migraine headaches. The Company believes that the OTS has the potential to provide therapeutic benefit for persons suffering migraine headaches because of the ability to produce rapid uptake of drug into the bloodstream without the need for infusions or injections.

         OTS products to treat nausea and vomiting. Anesta is conducting preclinical research and development of OTS products to deliver anti-emetic drugs. The Company believes that its OTS can be used to treat post-surgical nausea and vomiting, emesis induced by chemotherapy, or nausea and vomiting secondary to conditions such as migraine headache or AIDS. Currently, anti-emetics are administered orally, rectally, by injection or by transdermal patches. Unlike oral tablet delivery, Anesta's OTS would allow the patient the ability to remove the dosage form from the mouth should an emetic episode occur during administration of the drug. In addition, oral transmucosal delivery avoids painful injections yet would provide rapid onset similar to an injection. Patches typically require hours to reach effective blood levels, making them less attractive for treating acute episodes of nausea and vomiting. Anesta believes there is an unmet clinical need for a non-invasive method which allows patients the ability to control the delivery of anti- emetic drugs.

RESEARCH AND DEVELOPMENT STRATEGY

         Anesta develops its proprietary OTS and products both independently and with the collaboration of the University of Utah and its assignee, the University of Utah Research Foundation (collectively, the UURF) and Abbott. Future development projects may involve collaboration with other established pharmaceutical companies. The Company's primary emphasis is on research, product and process development, clinical research, regulatory interactions and filings and commercial market development and preparation. The Company currently produces its clinical supplies for clinical studies in its own manufacturing facility and in 1997 expanded its manufacturing capabilities to develop improved manufacturing technologies to support larger clinical research projects and to manufacture OTS products on a commercial scale. Since its inception, Anesta has managed most aspects of its clinical trials and has prepared substantially all U.S. regulatory filings for its products. In 1997, 1996, and 1995, Anesta's research and development expenditures were $7,889,000, $8,304,000 and $5,228,000 respectively.

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

  Abbott Laboratories

         In December 1989, Anesta entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement, as amended (the "1989 Agreement"), Anesta granted to Abbott the exclusive right to make, use and market in the U.S. OTS-products resulting from technology owned or licensed by Anesta consisting of OT-fentanyl or other central nervous system-acting drugs or intermediates thereof used for pre-medication, sedation, analgesia, diagnostic procedures, emergency room, post-operative pain, burn treatment or cancer-related pain management. Abbott's exclusive license terminates upon the expiration of the last U.S. patent relative to such licensed technology. Under the 1989 Agreement, Abbott has provided development funding and milestone payments and Abbott is obligated to pay royalties and other payments on product sales. In 1995, the Company entered into two additional funding agreements with Abbott under which Abbott agreed to provide to the Company $1,500,000 in each of 1995 and 1996 to further the development of the OT-fentanyl product, Actiq, for cancer pain. Through December 31, 1997, Abbott had paid a total of $9,750,000. An additional $300,000 is payable from Abbott to Anesta upon approval of the Actiq NDA in the U.S. In connection with such development funding, Abbott was granted, and has exercised, warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share. Abbott is Anesta's contract manufacturer in the U.S. for the OT-fentanyl product line and sells such products to Anesta. Anesta resells OT-fentanyl products to Abbott for marketing in the U.S. under Abbott's trademark Fentanyl Oralet and Anesta's trademark Actiq.

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

         Effective October 12, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OT-fentanyl products in all countries in the world except the U.S.

  University of Utah Research Foundation

         In 1985, the Company obtained an exclusive worldwide license, including the right to sublicense, from the UURF to all of the UURF's technology developed or to be developed by Dr. Theodore H. Stanley, Founding Chairman of the Company, and others during employment at the University of Utah in (i) the field of anesthetic and other drug delivery systems incorporating a matrix to deliver compounds to the central nervous system via the mucosal tissues of the mouth, pharynx and esophagus, (ii) drug-based immobilization systems for human and veterinary applications and (iii) transdermal drug delivery systems. The Company is obligated to pay certain royalties to the UURF subject to certain minimum royalty payments. In addition, Anesta is obligated to pay to the UURF a higher percentage of the royalties it receives in the event Anesta sublicenses the licensed technology without any improvement or added value. The Company also has an exclusive option with UURF to acquire an exclusive worldwide license to similar technology and intellectual property that may be conceived, invented or reduced to practice at the University of Utah after the date of its license grant. Anesta has exercised such option as to all technology covered by its patents and pending patent applications. The UURF exclusive worldwide license terminates as to each country upon the expiration of the last patent in such country relating to the licensed technology.

  Grupo Ferrer

         On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer (Ferrer) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in Spain and Portugal. Under terms of the agreement, Ferrer will have exclusive rights in Spain and Portugal to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Ferrer by Anesta. Grupo Ferrer is a leading private Spanish pharmaceutical company.

MANUFACTURING

         Anesta has a manufacturing facility capable of producing required quantities of its proprietary OTS products for formulation, methods development, animal studies, clinical studies and for commercial distribution of Actiq for international markets. Anesta has licensed U.S. manufacturing rights to certain of its products to Abbott subject to the right of Anesta to manufacture such products under certain circumstances.

         The Company continues to develop manufacturing processes and the capacity to produce sufficient amounts of OTS products to conduct larger scale clinical studies and for commercial batch sizes. The second phase of the manufacturing scale up process has been completed and is designed to produce large volumes and reduce the unit cost of producing OTS products. The Company adheres to cGMP regulations enforced by the FDA's facilities inspection program, as well as requirements imposed by the Drug Enforcement Agency (DEA). The Company maintains State and Federal licenses to conduct research, manufacture and export schedules 2, 3, 3N, 4 and 5 controlled substances.

         In 1997, Anesta increased its manufacturing capacity and packaging capabilities to support European clinical trials due to begin in 1998 and to supply OT-fentanyl products to commercial markets outside of the United States.

COMPETITION

         Fentanyl Oralet, Actiq and other Company products will compete with other drugs and drug delivery systems. Anesta believes that its products will compete on the basis of quality, efficacy, cost, convenience, safety, patient compliance and patient preference.

         The new products being developed by the Company will compete with drugs marketed in both traditional and advanced forms of drug delivery. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than those offered by the Company's proprietary OTS.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         The basic technology underlying the Company's proprietary OTS was invented by Dr. Stanley and Brian Hague, both employees of the Company, while employed at the University of Utah. Anesta is the exclusive worldwide licensee of such technology under patents held by the UURF through a license granted in 1985 which remains in effect for the life of all applicable patents. The U.S. patents expire on various dates ranging from 2004 to 2010 and the foreign patents expire on various dates ranging from 2003 to 2010. Anesta maintains, at its expense, all U.S. patent rights with respect to the licensed technology and files and prosecutes the relevant patent applications in the U.S. and foreign countries. The OTS technology underlying Anesta's exclusive license is covered by 10 issued U.S. patents, 87 issued foreign patents, 5 pending U.S. patent applications and 15 pending foreign patent applications. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its technology and the patents and patent applications being licensed from the UURF.

         Substantially all of the patents issued and pending which underlie the licensed technology relate to different embodiments of OTS technology and other transmucosal therapeutic technologies. The Company believes that its proprietary technologies, which are protected by issued and pending U.S. patents, may provide it a significant competitive advantage. The Company's agreement with Abbott provides that Anesta owns all rights to inventions made by Anesta personnel and owns joint rights to inventions made by Anesta and Abbott jointly which underlie the licensed technology.

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

         Clinical testing involves the administration of a drug to healthy volunteers or to patients under the careful supervision of a qualified principal investigator, usually a physician, pursuant to an FDA-reviewed protocol. Clinical tests pertinent to an IND are usually conducted in the following sequential phases, although the phases may overlap. Phase 1 trials generally involve administration of a drug product to a small number of persons to determine aspects of safety, tolerance, pharmacokinetic characteristics, and possible early data on effectiveness. Phase 2 trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase 3 trials generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. Pivotal Phase III trials are trials designed to demonstrate definitive efficacy. At least one such trial is required for FDA approval to market a drug. Each clinical study is conducted under the auspices of an independent Institutional Review Board (IRB) at every institution at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         The regulatory process required to be completed by the FDA before a new drug delivery system may be marketed in the U.S. depends significantly on whether the drug (which will be delivered by the drug delivery system in question) has existing approval for use and in what dosage forms. If the drug is a new chemical entity that has not been approved, then the process includes
(i) preclinical laboratory and animal tests, (ii) an IND application which has become effective, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication and
(iv) FDA approval of a pertinent NDA. If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND may not be necessary. Even with previously approved drugs, additional toxicity testing may be required when the delivery form is substantially changed. Because the Company's OTS, by design, produces high drug concentrations at the surface of the oral mucosa, new toxicity tests at this site may need to be performed. In addition to the foregoing, the FDA requires proof that the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

         The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA seeking approval for the marketing and interstate commercial shipment of the drug. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA does ultimately approve the product, it may require, among other things, postmarketing testing, including potentially expensive Phase 4 studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if serious problems occur after the product reaches the market. Finally, the FDA requires reporting of certain information that becomes known to a manufacturer of an investigational or approved drug.

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

         Various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the DEA, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities. In addition, international sales are regulated by numerous foreign authorities. The Company currently maintains both State and Federal Controlled Substance Registration Certificates to conduct research, manufacture and export scheduled drugs.

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

HUMAN RESOURCES

         As of December 31, 1997, Anesta employed 73 individuals, of whom approximately 28 hold Ph.D., M.D. or other advanced degrees. Of its total workforce, 42 employees are engaged in research and development activities and 31 are devoted to commercial, business development and administrative activities. A significant number of the Company's management and professional employees have had prior experience with major international pharmaceutical, biotechnology or medical products companies. Anesta believes that it maintains good relations with its employees. The Company's success will depend in large part upon its ability to attract and retain these and future employees. The Company faces competition in this regard from other companies, research and academic institutions and government entities.

ITEM 2.  PROPERTIES

         On December 31, 1997, the Company's administrative offices and research laboratories comprised approximately 40,000 square feet located in Salt Lake City, Utah. The lease covering these facilities expires March 31, 2000, with two five-year renewal options. The Company anticipates that the current and remodeled facilities will meet the Company's needs through 1999.

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

                                                High                Low
                                               -------            -------
         Fiscal 1996:
         First Quarter                         $ 16.75            $  9.25
         Second Quarter                          21.50              10.75
         Third Quarter                           14.75               8.75
         Fourth Quarter                          20.63              12.25

         Fiscal 1997:
         First Quarter                         $ 22.00            $ 14.75
         Second Quarter                          19.88              10.75
         Third Quarter                           29.00              15.13
         Fourth Quarter                          27.75              12.50

         As of March 13, 1998 there were approximately 169 holders of record of the Common Stock.

         The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                                  1997           1996         1995          1994          1993
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF        Revenues:
OPERATIONS DATA:      Product sales                                 $ 184      $     92      $     61      $     37      $     --
Years ended           Royalties                                         5             3           102             1            --
December 31,          Revenues from contract research                             1,503         1,514           812         1,584
                                                                 --------      --------      --------      --------      --------
                         Total revenues                               189         1,598         1,677           850         1,584

                    Cost and expenses:
                      Cost of goods sold                               52            27            19            22            --
                      Royalties                                         3             3             3             2            --
                      Research and development                      7,889         8,304         5,228         3,210         1,793
                      Depreciation and
                         amortization                                 269           237           158           103            85
                      Marketing, general and administrative         6,368         3,537         2,219         1,328           553
                                                                 --------      --------      --------      --------      --------
                    Loss from operations                          (14,392)      (10,510)       (5,950)       (3,815)         (847)

                    Non operating income, net                       1,843         1,820         1,250           866             8
                    Provision for income taxes
                                                                 --------      --------      --------      --------      --------
                    Loss before cumulative effect
                      of change in accounting                     (12,549)       (8,690)       (4,700)       (2,949)         (839)
                    Cumulative effect of change
                      in accounting                                                            (1,041)

                    Net loss                                     $(12,549)     $ (8,690)     $ (5,741)     $ (2,949)     $   (839)
                                                                 ========      ========      ========      ========      ========
                    Basic and diluted loss per common share:
                      Loss before cumulative effect
                         of change in accounting                 $  (1.32)     $  (1.02)     $  (0.65)     $  (0.51)     $  (0.62)
                      Cumulative effect of change
                         in accounting                                                          (0.15)
                                                                 --------      --------      --------      --------      --------

                    Net loss per common share *                  $  (1.32)     $  (1.02)     $  (0.80)     $  (0.51)     $  (0.62)
                                                                 --------      --------      --------      --------      --------

                    Weighted average shares outstanding             9,500         8,499         7,177         6,721         1,345
                                                                 ========      ========      ========      ========      ========

----------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA: Cash, cash equivalents,
At December 31,       certificate of deposit and
                      marketable debt securities                 $ 29,676      $ 41,359      $ 21,844      $ 26,392      $     41

                    Total assets                                   32,712        43,959        24,242        28,260         1,686
                    Long-term obligations, including
                      current portion                               2,000         1,350         1,516            52            83
                    Deficit accumulated during
                      development stage                           (32,962)      (20,413)      (11,719)       (5,981)       (2,540)
                    Stockholders' equity                           29,198        41,115        21,677        27,052           508


* Computed on the basis described for net loss per common share described in Notes 1 and 14 of the Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

  This section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in the section entitled "Risk Factors."

RESULTS OF OPERATIONS

   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Revenues.

Total revenues decreased by $1,408,900 or 88% during 1997 as compared to 1996 and by $78,400 or 4.7% between 1996 and 1995. The decrease in 1997 is primarily a result of the completion of funding by Abbott in 1996 under a collaborative funding agreement. Substantially all revenues in 1996 and 1995 were from development funding under the collaborative agreement with Abbott relating to the Actiq Cancer Pain Program.

Under the Company's agreements with Abbott, Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses decreased by $414,700 or 5% during 1997 as compared to 1996 and increased by $3,075,400 or 59% between 1996 and 1995. The decrease in 1997 and the increase in 1996 are due to higher expenditures in 1996 related to clinical research programs and preparation for filing the Actiq New Drug Application (NDA) (See Note 10 to Financial Statements). The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development activities and clinical trial material manufacturing.

Depreciation expense increased by $32,000 or 13% during 1997 as compared to 1996 and by $80,000 or 51% between 1996 and 1995. The increase in 1997 is due to the Company's remodeling of additional facilities and the increase in 1996 is primarily due to a decrease in the estimated useful life of specific leasehold improvements.

Marketing, general and administrative expenses increased by $2,831,200 or 80% during 1997 as compared to 1996 and by $1,317,600 or 59% between 1996 and 1995. The increase in 1997 and 1996 is due primarily to higher expenditures for personnel, corporate development activities, marketing research, Actiq premarketing activities, and equipment leasing. The Company expects that its marketing and general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq pre-launch market development and market launch activities, and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $34,700 during 1997 as compared to 1996 and by $592,500 between 1996 and 1995. The increase in 1997 and 1996 is primarily due to income earned on the invested net proceeds from the Company's secondary offering in June 1996.

Interest expense increased by $27,900 during 1997 as compared to 1996 and by $11,600 between 1996 and 1995. The increase in both years is primarily due to interest expense related to borrowings on the Company's revolving/term loan.

Income Taxes.

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years. The Company's ability to realize the benefit of the deferred tax asset related to its net operating loss and research and development tax credit carryforwards will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes a full valuation allowance should be provided (See Note 9 to Financial Statements).

Accounting Change.

Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs are expensed as incurred.

Net Loss.

As a result of the decrease in total revenues, the increase in marketing, general and administrative activities and other factors discussed above, the net loss for 1997 was $12,549,000 or $1.32 per share as compared to $8,689,800 or $1.02 per share for 1996 and $5,741,800 or $0.80 per share for 1995. The net loss for 1995 includes the cumulative effect of a change in accounting for patent costs of $1,041,000 or $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company realized net proceeds of $27,858,225 through the issuance of common stock in a secondary offering. As of December 31, 1997, the Company had cash and cash equivalents totaling $9,760,800, $2,040,000 in a certificate of deposit used as collateral for a term loan as described below and $17,875,700 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $29,676,500 as of December 31, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company's use of cash in operating activities increased by $3,695,500 during 1997 as compared to 1996 and by $3,584,500 between 1996 and 1995. The increase in cash used is a direct result of the decrease in total revenues, the increase in marketing, general and administrative activities and other factors discussed above.

During 1997, the Company made capital expenditures of approximately $894,800 as compared to $53,300 and $1,591,900 in 1996 and 1995 respectively. The increase in capital expenditures in 1997 and 1995 was due to the Company's remodeling of facilities. In order to finance the capital expenditures, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000. This loan converted to a 10 year term loan on May 15, 1995. In March 1997, the Company borrowed an additional $800,000 for a total term loan of $2,300,000. During 1997 and 1996, the Company made principal payments of $150,000 each year. The loan is collateralized by a $2,040,000 certificate of deposit.

During 1997 the Company made no principal payments on capital lease obligations as compared to $16,400 and $35,500 in 1996 and 1995 respectively.

During 1997 the Company realized cash proceeds of $615,000 relating to the exercise of stock options as compared to $404,800 and $166,300 in 1996 and 1995 respectively.

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

Year 2000.

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have an effect on the Company's operations or financial condition.

Accounting Standards.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. In addition, in February 1998 the FASB issued SFAS No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits", concerning employer disclosure about pension plans and other postretirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for fiscal years beginning after December 15, 1997. Adoption of these standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

                                  RISK FACTORS

  This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

DEPENDENCE ON ABBOTT AND OTHER POTENTIAL COLLABORATIVE PARTNERS

  The Company's strategy includes entering into various collaborations with corporate partners, licensors, licensees and others for the development, clinical testing, manufacturing, marketing and commercialization of certain of its OTS products. To date, the Company has entered into collaborations with Abbott and Ferrer. The Company has granted to Abbott the exclusive right to make, use and market in the U.S. the OT-fentanyl product line. The amount and timing of resources to be devoted by Abbott to performing its obligations are not within the control of the Company. There can be no assurance that Abbott will perform its obligations as expected or that the Company will derive any additional revenue from such arrangements. Moreover, the collaboration agreements with Abbott may be terminated under certain circumstances. Abbott currently derives substantial revenues from products that may compete with products under development by Anesta pursuant to its collaborations with Abbott. Accordingly, there can be no assurance that Abbott will not pursue its existing or alternative technologies in preference to products being developed in collaboration with the Company. Abbott also markets products which, although not directly competitive with the OT-fentanyl product line, may receive more sales and marketing resources. If in the future Abbott chooses to allocate sales and marketing resources toward other products, sales of the Company's products and the Company's financial results could be materially adversely affected. In addition, there can be no assurance that Abbott will pay any additional fees to the Company or that Abbott will manufacture and/or market any additional products under the agreements.

  There can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future with other companies on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is not able to establish such arrangements, the Company would experience significantly increased capital requirements to undertake such activities at its own expense. In addition, the Company may encounter significant delays in introducing products into markets or find that the development, manufacture or sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements. Moreover, if the Company is forced to develop its products without collaborative arrangements, it would likely take a much longer period of time to test, manufacture and market such products which could adversely affect the Company's financial results. See "Business -- Anesta's Products and Development Programs" and "Business -- Collaborative Relationships; Abbott Laboratories."

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

  Anesta is at an early stage of its development. Although the Company's first product has been approved by the FDA and is being marketed in the U.S. by Abbott and Anesta, the Company's other potential products are at various stages of development and product revenues may not be realized from the sale of any such products, if at all. Many of the Company's other proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval processes. There can be no assurance that the Company's research and development efforts will be successful, that the Company's potential products will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company. See "Business -- Anesta's Products and Development Programs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNCERTAINTIES RELATED TO CLINICAL TRIALS

  Before seeking regulatory approvals for the commercial sale of products under development, the Company must demonstrate through preclinical studies and clinical trials that such products are safe and effective for use in the target indications. The results from preclinical studies and early clinical trials may not be indicative of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in additional marketable products. Clinical trials are also often conducted with patients having advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless affect clinical trial results. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If any of the Company's products under development are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Anesta's Products and Development Programs."

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

  The Company has experienced significant operating losses since its inception in August 1985. As of December 31, 1997, the Company had an accumulated deficit of approximately $33 million. Almost all of the Company's revenues to date have been from research and development contracts and interest income. The Company expects to incur operating losses over the next few years as the Company's research and development efforts and preclinical and clinical testing activities expand. The Company's ability to achieve profitability depends in part upon its ability, alone or with others, to successfully complete development of and to commercialize Actiq, to complete development of its other proposed products, to obtain required regulatory approvals and to manufacture and market such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

  The development of the Company's technology and potential products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing activities necessary to develop and optimize such technology, to bring any such products to market and, ultimately, to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including continued scientific progress in the research and development of the Company's technology and drug programs, the ability of the Company to establish and maintain collaborative arrangements with others for drug development, progress with preclinical and clinical trials, time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, changes in its existing research relationships and effective product commercialization activities and arrangements.

  The Company may seek additional funding through new collaborative arrangements or the extension of existing arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

GOVERNMENT REGULATION

  The Company's products require the approval of the FDA before they can be marketed in the U.S. In addition, approvals are also required from health authorities in virtually every foreign country before the Company's products can be marketed in such countries. Before an NDA can be filed with the FDA, a product must undergo, among other things, extensive clinical trials. The Company has received approval from the FDA on the NDA filed for its initial product, Fentanyl Oralet. In November 1996, the Company filed an NDA for
Actiq.   However, in November 1997, Anesta received an unfavorable regulatory
action letter from the FDA for Actiq.   Additional data must be gathered,
analyzed and submitted to the FDA, and the issues raised by the FDA must be
resolved before Actiq can be cleared for marketing.   The regulatory process is
expensive and time-consuming, and no assurance can be given that any NDA or foreign regulatory submission submitted by the Company will be approved on a timely basis, if at all. There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's future products, or that the FDA and foreign regulatory agencies will be satisfied with the information, including that emanating from clinical trials, contained in submissions (such as NDAs) seeking approval and or that such agencies will approve the marketing of future products.

  There can be no assurance that any future products developed by the Company alone or in conjunction with others will be proven to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval. Data obtained from preclinical and clinical testing activities can be susceptible to varying interpretations which could delay, limit or prevent required regulatory approvals. In addition, delays or denials of approval may be encountered based upon additional government regulation resulting from future legislation or administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any future products developed by the Company. If regulatory approval of a product is granted, such approval would be limited to those therapeutic uses for which the product has been demonstrated through clinical studies and other means to be safe and effective. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections. The regulatory requirements pertinent to drug manufacturing and related activities are stringently applied and enforced by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility, including pertinent operations, could result in FDA restrictions being placed on such product or manufacturer, including an order to withdraw a specific product from the market. There can be no assurance that in the future the FDA or another governmental entity will not impose restrictions on the marketing or distribution of the Company's products, even after the products have received FDA approval. Restrictions on the marketing or sales of the Company's products could significantly limit the sales of the Company's products, resulting in a material adverse impact on the Company's financial performance.

  The Company may establish collaborative relationships to conduct, among other things, clinical testing and seek regulatory approvals to market its products in major markets outside the U.S. There can be no assurance that the Company will be successful in establishing such relationships or that such approvals will be received in a timely manner, if at all. To market its products abroad, the Company must comply with numerous and varying foreign regulatory requirements implemented by foreign health authorities, governing, among other things, the design and conduct of clinical trials, pricing regulations and marketing approval. The approval procedure may vary among countries and can involve, for example, additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU) certain registration procedures are available to companies wishing to market a product in more than one EU member country. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is almost always granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by other countries. See "Business -- Government Regulation."

USE OF CONTROLLED SUBSTANCES

  The Company's first product contains a controlled substance regulated by the Drug Enforcement Administration (DEA) and future products also may contain controlled substances. The DEA has expressed concerns to the FDA regarding the potential for abuse of the drug fentanyl, including intravenous, patch and Oralet dosage forms. Although the DEA has not sought any specific restrictions on the marketing of Fentanyl Oralet, there can be no assurance that the DEA will not seek such restrictions in the future. Products containing controlled substances may generate public controversy. Persons opposing the use of such products may seek restrictions on the marketing of such products, withdrawal of regulatory approval and rejection by the medical community. Political pressures and adverse publicity generated by such persons could cause delays and increased expenses, and adversely affect the marketing of Fentanyl Oralet and could similarly effect the introduction of future products. If regulatory approval for the marketing of Fentanyl Oralet were to be withdrawn or special restrictions in addition to those generally applicable to controlled substances on the marketing of Actiq for cancer pain were imposed by the FDA, the Company would be materially and adversely affected. See "Business -- Government Regulation."

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

  The Company's success will depend in large part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the U.S. and in other countries. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth and enforceability of claims allowed in pharmaceutical patents cannot be predicted. The basic technology underlying the Company's proprietary OTS was invented by Dr. Stanley and Brian Hague, both employees of the Company, while employed at the University of Utah. Anesta is the exclusive worldwide licensee of such technology under patents held by the UURF through a license granted in 1985 which remains in effect for the life of all applicable patents. The U.S. patents expire on various dates ranging from 2004 to 2010 and the foreign patents expire on various dates ranging from 2003 to 2010. Anesta maintains, at its expense, all U.S. patent rights with respect to the licensed technology and files and prosecutes the relevant patent applications in the U.S. and foreign countries. The OTS technology underlying Anesta's exclusive license is covered by 10 issued U.S. patents, 87 issued foreign patents, 5 pending U.S. patent applications and 15 pending foreign patent applications. Any failure to file, prosecute or maintain any such patents could adversely affect the Company's business. Anesta intends to file additional patent applications when appropriate relating to its technologies, improvements to its technologies and specific products it develops. Anesta also intends to direct the UURF to file any additional patent applications relating to the licensed technology. There can be no assurance that any issued or pending patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or meaningful competitive advantages to the Company.

  The commercial success of the Company also will depend, in part, on Anesta not infringing patents issued to others and not breaching the technology licenses upon which any Company products are based. No assurance can be given that the Company does not infringe the proprietary rights of others, and will not be required to alter its products or processes, obtain licenses to such third party rights or cease certain activities. In addition, if patents are issued to others which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If the Company is required to obtain such licenses, there can be no assurance that the Company would be able to obtain any such licenses on commercially favorable terms, if at all. The Company's breach of an existing license or failure to obtain a license required to commercialize its products may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents licensed or issued to the Company or to determine the scope and validity of third party proprietary rights. If competitors of the Company prepare and file patent applications in the U.S. that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

  The Company also relies on secrecy to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. Thus, Anesta protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "Business -- Patents, Proprietary Rights and Licenses."

UNCERTAINTY OF MARKET ACCEPTANCE

  The Company's products use a method of oral drug delivery, and no assurance can be given that any of the Company's current or future products, if any, will ever achieve market acceptance. Physicians will not prescribe the Company's products unless they determine, based on experience, clinical data, and other factors, that these products are a preferable alternative to currently available products. To date, the Company's products have only been used by a limited number of patients, and no assurance can be given that its products will be adopted by a broader patient population. The Company believes that recommendations and endorsements by influential physicians will be essential for market acceptance of its products, and there can be no assurance that such recommendations and endorsements will be obtained. In addition, the adoption of new pharmaceuticals is greatly influenced by health care administrators, inclusion on hospital formularies and reimbursement by third party payors. No assurance can be given that health care administrators, hospitals or third party payors will accept the Company's products on a timely basis, or at all. The Company may be required to, among other things, offer substantial discounts on its products or potential products to stimulate demand. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Anesta's Products and Development Programs."

LACK OF SALES AND MARKETING CAPABILITY

  The Company has no experience in sales, marketing or distribution and has entered into a distribution agreement with Abbott with regard to the OT-fentanyl product line in the U.S. To market any of its products directly, the Company would have to develop a marketing and sales force with technical expertise and with supporting distribution capability or enter into marketing agreements with Abbott or another pharmaceutical company with an established distribution system and sales force. There can be no assurance that the Company will be able to establish its own sales and distribution capabilities or be successful in entering into additional sales or marketing agreements with Abbott or other collaborative partners. See "Business -- Collaborative Relationships; Abbott Laboratories."

NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

  The Company is highly dependent on the principal members of its scientific and management staff. In addition, the Company relies on consultants and advisors to assist the Company in formulating its research and development strategy. Retaining and attracting qualified personnel, consultants and advisors will be critical to the Company's success. In order to pursue its product development and marketing plans, the Company will be required to hire additional qualified scientific personnel to perform research and development activities, as well as personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Expansion in product process development and marketing is also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals from numerous pharmaceutical, health products and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all. See "Business -- Human Resources."

  The Company's clinical development is conducted under agreements with universities and medical institutions. The Company depends on the availability of a principal investigator for each such program and the Company cannot assure that these individuals or their research staffs will be available to conduct clinical development. The Company's academic collaborators are not employees of the Company. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to Company activities. The Company's academic collaborators may have relationships with other commercial entities, some of which could compete with the Company.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

  Anesta is engaged in business in a rapidly changing field. Existing products and therapies, as well as technological approaches to developing such products and therapies, will compete directly with the products that the Company is seeking to develop and market. Fentanyl Oralet will compete directly with other drugs and drug delivery systems. There can be no assurance that Fentanyl Oralet or any other Anesta product will have advantages which will be significant enough to cause medical professionals to adopt its use. The new products being developed by the Company will compete with drugs marketed in other delivery forms, including oral doses, rectal doses, infusions, injections, nasal and pulmonary inhalers and transdermal products. New drugs, or further developments in alternative drug delivery methods, may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at lower cost, than those products offered by the Company. Competition from fully integrated pharmaceutical companies is expected to increase. Most of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with larger pharmaceutical companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have drug delivery products approved or in development and operate large, well funded research and development programs in these fields. Moreover, these companies and institutions are in the process of developing technology that could be developed more quickly or ultimately prove safer or more effective than the Company's technology. Anesta faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company. See "Business -- Competition."

UNCERTAINTY OF PHARMACEUTICAL PRICING, THIRD PARTY REIMBURSEMENT AND HEALTH CARE REFORM MEASURES

  The business and financial condition of pharmaceutical companies will continue to be affected by the efforts of governmental and third party payors to contain or reduce the costs of health care. In the U.S. and in certain foreign jurisdictions there have been, and the Company expects that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect that such proposals may have on its business, the pendency or approval of such proposals could have a material adverse effect on the Company's ability to raise capital or to obtain additional collaborative partners, and the adoption of such proposals could have a material adverse effect on the Company.

  In both domestic and foreign markets, sales of the Company's products will depend in part on the availability of reimbursement from third party payors such as government health administration authorities, private health insurers and other organizations. Third party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Future legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products and services. There can be no assurance that any of the Company's potential products will be considered cost-effective or that adequate third party reimbursement would be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. In addition, the trend toward managed health care in the U.S.
and the concurrent growth of organizations, such as health maintenance organizations, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in pricing pressure for current or future products of the Company. See "Business -- Government Regulation."

HIGHLY VOLATILE STOCK PRICE

  The market price of the shares of Common Stock, like that of the common stock of many other early-stage pharmaceutical companies, is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, progress with clinical trials, governmental regulation, changes in reimbursement policies, developments in patent or other proprietary rights, developments in the Company's relationship with future collaborative partners, if any, public concern as to the safety and efficacy of drugs developed by the Company and general market conditions may have a significant effect on the market price of the Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       Report of Independent Accountants





To the Shareholders of
Anesta Corp.:

We have audited the accompanying balance sheets of Anesta Corp. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (August 1, 1985) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anesta Corp. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period from inception (August 1, 1985) to December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 1995 the Company changed its method of accounting for external legal costs related to patents.

/s/  Coopers & Lybrand L.L.P.

Salt Lake City, Utah
February 11, 1998

                                  ANESTA CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        as of December 31, 1997 and 1996

                                   -----------

   ASSETS                                                     1997              1996
                                                          ------------      ------------
Current assets:
   Cash and cash equivalents                              $  9,760,765      $ 22,807,608
   Current portion of certificate of deposit                   255,000           153,000
   Marketable debt securities,
     available-for-sale                                     17,875,711        17,173,950
   Accounts receivable                                          82,863           485,648
   Prepaid expenses and other current assets                   428,490           291,983
                                                          ------------      ------------
       Total current assets                                 28,402,829        40,912,189
                                                          ------------      ------------

Property and equipment, at cost:

   Furniture and equipment                                     910,443           847,521
   Leasehold improvements                                    2,278,941         1,476,743
   Accumulated depreciation                                   (870,848)         (617,058)
                                                          ------------      ------------
                                                             2,318,536         1,707,206
                                                          ------------      ------------

Other assets:
   Certificate of deposit                                    1,785,000         1,224,000
   Other assets                                                205,269           115,474
                                                          ------------      ------------
                                                             1,990,269         1,339,474
                                                          ------------      ------------

       Total assets                                       $ 32,711,634      $ 43,958,869
                                                          ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY                               1997              1996
                                                                ------------      ------------
Current liabilities:
  Accounts payable                                              $    433,666      $    518,965
  Accrued liabilities:
    Accrued compensation                                             477,231           332,020
    Accrued research and development costs                           200,000           200,000
    Other                                                             52,746            92,503
  Current portion of note payable                                    250,000           150,000
                                                                ------------      ------------
      Total current liabilities                                    1,413,643         1,293,488

Unearned advance royalty revenues                                    350,000           350,000
Note payable                                                       1,750,000         1,200,000
                                                                ------------      ------------
      Total liabilities                                            3,513,643         2,843,488
                                                                ------------      ------------

Commitments (Note 12)

Stockholders' equity:
  Common stock par value, $.001 per share; Authorized:
    15,000,000 shares; Issued: 9,551,465
    in 1997 and 9,440,129 in 1996                                      9,551             9,440
  Additional paid-in capital                                      62,142,239        61,531,623
  Deficit accumulated during the development stage               (32,962,206)      (20,413,153)
  Treasury stock (345 shares), at cost                                                  (4,226)
  Notes receivable from issuance of common stock                                        (7,000)
  Unrealized gain (loss) on marketable debt securities,
    available-for-sale                                                 8,407            (1,303)
                                                                ------------      ------------
      Total stockholders' equity                                  29,197,991        41,115,381
                                                                ------------      ------------
      Total liabilities and stockholders' equity                $ 32,711,634      $ 43,958,869
                                                                ============      ============


                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
          for the years ended December 31, 1997, 1996 and 1995 and for the period from inception (August 1, 1985) to December 31, 1997
                                    --------

                                                                                                          Period from inception
                                                                                                           (August 1, 1985) to
                                                            1997               1996             1995        December 31, 1997
                                                        ------------      ------------      ------------    -----------------
Revenues:
   Product sales                                        $    183,752      $     92,430      $     60,725      $    374,183
   Royalty revenue                                             5,449             2,700           101,775           111,040
   Revenues from contract research                                           1,503,000         1,514,000         9,978,931
                                                        ------------      ------------      ------------      ------------
     Total revenues                                          189,201         1,598,130         1,676,500        10,464,154
                                                        ------------      ------------      ------------      ------------

Operating costs and expenses:
   Cost of goods sold                                         52,082            27,290            18,771           119,771
   Royalties                                                   2,838             2,500             2,500            10,338
   Research and development                                7,889,021         8,303,756         5,228,392        30,734,783
   Depreciation and amortization                             269,595           237,622           157,647         1,097,151
   Marketing, general and administrative                   6,368,094         3,536,852         2,219,229        15,725,665
                                                        ------------      ------------      ------------      ------------
     Total costs and expenses                             14,581,630        12,108,020         7,626,539        47,687,708
                                                        ------------      ------------      ------------      ------------

     Loss from operations                                (14,392,429)      (10,509,890)       (5,950,039)      (37,223,554)

Non operating income (expense):
   Interest income                                         1,992,739         1,958,073         1,365,605         6,337,096
   Interest expense                                         (139,407)         (111,514)          (99,931)         (492,391)
   Other                                                      (8,215)          (26,408)          (16,327)          (47,576)
                                                        ------------      ------------      ------------      ------------

     Loss before provision for income
      taxes, extraordinary item and cumulative
      effect of change in accounting                     (12,547,312)       (8,689,739)       (4,700,692)      (31,426,425)

Provision for income taxes                                    (1,741)             (100)             (100)          (25,146)
                                                        ------------      ------------      ------------      ------------

     Loss before extraordinary item and cumulative
      effect of change in accounting                     (12,549,053)       (8,689,839)       (4,700,792)      (31,451,571)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                          22,296

Cumulative effect of change in accounting (Note 2)                                            (1,041,047)       (1,041,047)
                                                        ------------      ------------      ------------      ------------

     Net loss                                           $(12,549,053)     $ (8,689,839)     $ (5,741,839)     $(32,470,322)
                                                        ============      ============      ============      ============

Basic and diluted loss per common share (Note 14)--
   Loss before extraordinary item and cumulative
     effect of change in accounting                     $      (1.32)     $      (1.02)     $      (0.65)

   Extraordinary item

   Cumulative effect of change in accounting                                                       (0.15)
                                                        ============      ============      ============

   Net loss per common share                            $      (1.32)     $      (1.02)     $      (0.80)
                                                        ============      ============      ============


Weighted average shares outstanding                        9,500,055         8,499,124         7,177,220
                                                        ============      ============      ============



                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       for the period from inception (August 1, 1985) to December 31, 1997
                                    ---------

                                                                                                         Deficit
                                              Preferred Stock - Voting             Common Stock        Accumulated
                                            -----------------------------   --------------------------  During the   Treasury-Stock
                                                                 Paid-in                       Paid-in  Development  --------------
                                             Shares    Amount    Capital    Shares    Amount   Capital    Stage      Shares  Amount
                                            --------  --------  ---------  --------  -------- --------  -----------  ------  ------
Initial offering of common stock
   for cash on August 1, 1985
   (at $.02 per share)                                                      53,600   $   535  $    537
Issuance of common stock for cash
   on September 16, 1985
   (at $.20 per share)                                                     290,500     2,906    55,194
Issuance of common stock for cash
   on November 12, 1985
   (at $.70 per share)                                                     149,000     1,490   102,810
Issuance of common stock for a License
   Agreement with the University of
   Utah on January 31, 1986
   (at $.70 per share)                                                       6,000        60     4,140
Issuance of common stock for cash
   on January 31, 1986
   (at $.70 per share)                                                      37,500       376    25,874
Compensation recognized for
   compensatory stock options                                                                      930
Loss from inception to
   December 31, 1986                                                                                     $ (121,780)
                                                                           -------   -------  --------   ----------

Balance at December 31, 1986                                               536,600     5,367   189,485     (121,780)

Issuance of common stock for cash on
   March 30, 1987, April 14, 1987 and
   May 30, 1987 (at $1.40 per share)                                       357,135     3,570   473,420
Compensation recognized for
   compensatory stock options                                                                    1,812
1987 net loss                                                                                              (302,842)
                                                                           -------   -------  --------   ----------

Balance at December 31, 1987                                               893,735     8,937   664,717     (424,622)

                                               Notes        Unrealized
                                             Receivable   Marketable Debt
                                            from Issuance   Securities
                                              of Common   Available-for-
                                                Stock           Sale      Total
                                            ------------- --------------  -----
Initial offering of common stock
   for cash on August 1, 1985
   (at $.02 per share)                                                   $ 1,072
Issuance of common stock for cash
   on September 16, 1985
   (at $.20 per share)                                                    58,100
Issuance of common stock for cash
   on November 12, 1985
   (at $.70 per share)                                                   104,300
Issuance of common stock for a License
   Agreement with the University of
   Utah on January 31, 1986
   (at $.70 per share)                                                     4,200
Issuance of common stock for cash
   on January 31, 1986
   (at $.70 per share)                                                    26,250
Compensation recognized for
   compensatory stock options                                                930
Loss from inception to
   December 31, 1986                                                    (121,780)
                                                                        --------

Balance at December 31, 1986                                              73,072

Issuance of common stock for cash on
   March 30, 1987, April 14, 1987 and
   May 30, 1987 (at $1.40 per share)                                     476,990
Compensation recognized for
   compensatory stock options                                              1,812
1987 net loss                                                           (302,842)
                                                                        --------

Balance at December 31, 1987                                             249,032

                                 -Continued-

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       for the period from inception (August 1, 1985) to December 31, 1997
                                    ---------

                                                                                                                         Deficit
                                              Preferred Stock - Voting                       Common Stock              Accumulated
                                          ---------------------------------       ----------------------------------    During the
                                                                    Paid-in                                  Paid-in    Development
                                          Shares       Amount       Capital        Shares       Amount       Capital       Stage
                                          ------       ------       -------       -------       ------       -------   ------------

Exercise of stock options for cash                                                   500         $ 5          $ 345
Issuance of common stock for consulting
   services on December 20, 1988
   (at $.20 per share)                                                             3,985          40            757
1988 net loss                                                                                                          $ (666,450)
                                                                               ---------     -------      ---------   -----------
Balance at December 31, 1988                                                     898,220       8,982        665,819    (1,091,072)

Conversion of senior promissory and
   demand notes and interest to voting
   preferred stock                        298,908     529,891     $ 1,165,777
Issuance of voting preferred stock
   for cash on September 25, 1989
   (at $4.00 per share)                    26,545       2,654         103,525
1989 net loss                                                                                                            (550,811)
                                        ---------     -------     -----------  ---------     -------      ---------   -----------
Balance at December 31, 1989              325,453      32,545       1,269,302    898,220       8,982        665,819    (1,641,883)

Issuance of voting preferred stock
   for technology on October 1, 1990
   (at $.10 per share)                     12,000       1,200
Exercise of stock options for cash                                                 4,594          46          3,280
1990 net income                                                                                                            91,445
                                        ---------     -------     -----------  ---------     -------      ---------   -----------
Balance at December 31, 1990              337,453      33,745       1,269,302    902,814       9,028        669,099    (1,550,438)

Issuance of voting preferred stock for
   cash on January 11, 1991
   (at $12.00 per share)                   20,834       2,084         247,924
Exercise of stock options for cash                                                27,500         275         20,475
1991 net loss                                                                                                             (68,535)
                                        ---------     -------     -----------  ---------     -------      ---------   -----------
Balance at December 31, 1991              358,287      35,829       1,517,226    930,314       9,303        689,574    (1,618,973)
                                                                                               Unrealized
                                                                                Notes        gain (loss) on
                                                                              Receivable    Marketable Debt
                                                   Treasury Stock            from Issuance     Securities
                                                 --------------------          of Common      Avaiable-for-
                                                 Shares        Amount             Stock            Sale             Total
                                                 ------        ------        -------------  -----------------       -----
Exercise of stock options for cash                                                                                $     350
Issuance of common stock for consulting
   services on December 20, 1988
   (at $.20 per share)                                                                                                  797
1988 net loss                                                                                                      (666,450)
                                                                                                                 ----------
Balance at December 31, 1988                                                                                       (416,271)

Conversion of senior promissory and
   demand notes and interest to voting
   preferred stock                                                                                                1,195,668
Issuance of voting preferred stock
   for cash on September 25, 1989
   (at $4.00 per share)                                                                                             106,179
1989 net loss                                                                                                      (550,811)
                                                                                                                 ----------
Balance at December 31, 1989                                                                                        334,765

Issuance of voting preferred stock
   for technology on October 1, 1990
   (at $.10 per share)                                                                                                1,200
Exercise of stock options for cash                                                                                    3,326
1990 net income                                                                                                      91,445
                                                                                                                 ----------
Balance at December 31, 1990                                                                                        430,736
Issuance of voting preferred stock for
   cash on January 11, 1991
   (at $12.00 per share)                                                                                            250,008
Exercise of stock options for cash                                                                                   20,750
1991 net loss                                                                                                       (68,535)
                                                                                                                 ----------
Balance at December 31, 1991                                                                                        632,959

                                  - Continued -



                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       for the period from inception (August 1, 1985) to December 31, 1997
                                    ---------

                                                                                                                         Deficit
                                              Preferred Stock - Voting                       Common Stock              Accumulated
                                          ---------------------------------       ----------------------------------    During the
                                                                    Paid-in                                  Paid-in   Development
                                          Shares       Amount       Capital        Shares       Amount       Capital      Stage
                                          ------       ------       -------       -------       ------       -------   ------------
Exercise of stock options for cash
   and notes                                                                       24,041       $   241      $  18,992
Issuance of voting preferred stock
   for cash on December 21, 1992
   (at $25.00 per share)                  16,000      $ 1,600     $  398,400
1992 net loss                                                                                                          $   (82,813)
                                         -------      -------     ----------    ---------       -------      --------- -----------
Balance at December 31, 1992             374,287       37,429      1,915,626      954,355         9,544        708,566  (1,701,786)

Change in par value upon reincorporation              (37,055)        37,055                    (13,561)        13,561
Exercise of stock options for cash
   and notes                                                                      552,362         5,524        436,866
1993 net loss                                                                                                             (838,580)
                                         -------      -------     ----------    ---------       -------      --------- -----------
Balance at December 31, 1993             374,287          374      1,952,681    1,506,717         1,507      1,158,993  (2,540,366)

Issuance of common stock for
   cash on January 25, 1994
   (at $12.50 per share), net of
   offering costs of $2,711,650                                                 2,500,000         2,500     28,535,850
Exercise of warrants for cash on
   January 25, 1994 (at an average
   of $1.19 per share)                                                          1,202,840         1,203      1,424,797
Exercise of stock options for cash                                                 16,499            16         13,095
Issuance of stock under stock
   purchase plan                                                                    4,532             5         20,701
Payment of dividends on preferred
   stock ($1.31 per share)                                                                                                (491,884)
Conversion of preferred stock to
   common stock                         (374,287)        (374)    (1,952,681)   1,871,435         1,871      1,951,184
Purchase of treasury stock (at $12.25
   per share)
Unrealized loss on marketable
   debt securities, available-for-sale
1994 net loss                                                                                                           (2,949,225)
                                         -------      -------     ----------    ---------       -------      --------- -----------
Balance at December 31, 1994                                                    7,102,023         7,102     33,104,620  (5,981,475)


                                                                                               Unrealized
                                                                                Notes        gain (loss) on
                                                                              Receivable    Marketable Debt
                                                   Treasury Stock            from Issuance     Securities
                                                 --------------------          of Common      Avaiable-for-
                                                 Shares        Amount             Stock            Sale             Total
                                                 ------        ------        -------------  -----------------       -----
Exercise of stock options for cash
   and notes                                                                   $ (7,000)                           $ 12,233
Issuance of voting preferred stock
   for cash on December 21, 1992
   (at $25.00 per share)                                                                                            400,000
1992 net loss                                                                                                       (82,813)
                                                                                                                   --------
Balance at December 31, 1992                                                     (7,000)                            962,379

Change in par value upon reincorporation
Exercise of stock options for cash
   and notes                                                                    (58,000)                            384,390
1993 net loss                                                                                                      (838,580)
                                                                               --------                            --------
Balance at December 31, 1993                                                    (65,000)                            508,189

Issuance of common stock for
   cash on January 25, 1994
   (at $12.50 per share), net of
   offering costs of $2,711,650                                                                                  28,538,350
Exercise of warrants for cash on
   January 25, 1994 (at an average
   of $1.19 per share)                                                                                            1,426,000
Exercise of stock options for cash                                                                                   13,111
Issuance of stock under stock
   purchase plan                                                                                                     20,706
Payment of dividends on preferred
   stock ($1.31 per share)                                                                                         (491,884)
Conversion of preferred stock to
   common stock
Purchase of treasury stock (at $12.25
   per share)                                    345         $ (4,226)                                               (4,226)
Unrealized loss on marketable
   debt securities, available-for-sale                                                        $ (9,228)              (9,228)
1994 net loss                                                                                                    (2,949,225)
                                              ------         --------          --------       --------          -----------
Balance at December 31, 1994                     345           (4,226)          (65,000)        (9,228)          27,051,793

                                  - Continued -

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       for the period from inception (August 1, 1985) to December 31, 1997
                                    ---------

                                                                                                                         Deficit
                                              Preferred Stock - Voting                       Common Stock              Accumulated
                                          ---------------------------------       ----------------------------------    During the
                                                                    Paid-in                                  Paid-in   Development
                                          Shares       Amount       Capital        Shares       Amount       Capital      Stage
                                          ------       ------       -------       -------       ------       -------   ------------
Exercise of stock options for cash                                                 96,328       $   97      $ 115,695
Issuance of stock under stock
   purchase plan                                                                    9,365            9         50,533
Collection on notes receivable from
   issuance of common stock
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale
1995 net loss                                                                                                          $ (5,741,839)
                                          ------       ------       -------   -----------      -------   ------------  -------------
Balance at December 31, 1995                                                    7,207,716        7,208     33,270,848   (11,723,314)

Exercise of stock options for cash                                                223,088          223        329,228
Issuance of stock under stock
   purchase plan                                                                    9,325            9         75,322
Issuance of common stock for
   cash on June 6, 1996
   (at $15.00 per share), net of
   offering costs of $2,141,775                                                 2,000,000        2,000     27,856,225
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale
1996 net loss                                                                                                            (8,689,839)
                                          ------       ------       -------   -----------      -------   ------------  -------------
Balance at December 31, 1996                                                    9,440,129        9,440     61,531,623   (20,413,153)

Exercise of stock options for cash and stock                                      105,716          105        530,788
Issuance of stock under stock
   purchase plan                                                                    5,965            6         84,054
Retirement of treasury stock in July 1997                                            (345)                     (4,226)
Collection on notes receivable from
   issuance of common stock
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale
1997 net loss                                                                                                           (12,549,053)
                                          ------       ------       -------   -----------      -------   ------------  -------------
Balance at December 31, 1997                                                    9,551,465      $ 9,551   $ 62,142,239  $(32,962,206)
                                          ------       ------       -------   -----------      -------   ------------  -------------


                                                                                               Unrealized
                                                                                Notes        gain (loss) on
                                                                              Receivable    Marketable Debt
                                                   Treasury Stock            from Issuance     Securities
                                                 --------------------          of Common      Avaiable-for-
                                                 Shares        Amount             Stock            Sale             Total
                                                 ------        ------        -------------  -----------------       -----

Exercise of stock options for cash                                                                                 $ 115,792
Issuance of stock under stock
   purchase plan                                                                                                      50,542
Collection on notes receivable from
   issuance of common stock                                                     $ 58,000                              58,000
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale                                                                                      $ 143,117           143,117
1995 net loss                                                                                                     (5,741,839)
                                                ------       -------            --------           -------      ------------
Balance at December 31, 1995                       345       $ (4,226)            (7,000)          133,889        21,677,405

Exercise of stock options for cash                                                                                   329,451
Issuance of stock under stock
   purchase plan                                                                                                      75,331
Issuance of common stock for
   cash on June 6, 1996
   (at $15.00 per share), net of
   offering costs of $2,141,775                                                                                   27,858,225
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale                                                                                       (135,192)         (135,192)
1996 net loss                                                                                                     (8,689,839)
                                                ------       -------            --------           -------      ------------
Balance at December 31, 1996                       345         (4,226)            (7,000)           (1,303)       41,115,381

Exercise of stock options for cash and stock                                                                         530,893
Issuance of stock under stock
   purchase plan                                                                                                      84,060
Retirement of treasury stock in July 1997         (345)        (4,226)
Collection on notes receivable from
   issuance of common stock                                                        7,000                               7,000
Net change in unrealized gain (loss) on
   marketable debt securities, available-
   for-sale                                                                                          9,710             9,710
1997 net loss                                                                                                    (12,549,053)
                                                ------       -------            --------           -------      ------------
Balance at December 31, 1997                        --       $    --            $     --           $ 8,407      $ 29,197,991
                                                ------       -------            --------           -------      ------------



                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1997, 1996 and 1995 and
       for the period from inception (August 1, 1985) to December 31, 1997
                                    --------

                                                                                                              Period from inception
                                                                                                               (August 1, 1985) to
                                                                   1997               1996            1995      December 31, 1997
                                                                ----------         ----------       ----------  -----------------
Cash flows from operating activities:
   Net loss                                                    $(12,549,053)     $ (8,689,839)     $ (5,741,839)     $(32,470,322)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Cumulative effect of change in accounting                                                        1,041,047         1,041,047
     Depreciation and amortization                                  269,595           237,622           157,647         1,097,151
     Debt conversion expense                                                                                              101,330
     Interest converted to equity                                                                                          94,104
     Compensatory stock options and stock                                                                                   3,539
     Loss on retirement of assets                                    12,245            25,764            10,985            74,623
     Increase (decrease) due to changes in:
      Accounts receivable                                           402,785           (75,216)         (393,668)          (82,863)
      Prepaid expenses and other current assets                    (136,507)         (214,849)          (12,296)         (428,490)
      Other assets                                                  (89,796)         (103,906)            4,418          (207,847)
      Accounts payable                                              (85,299)          287,677           (53,060)          433,666
      Accrued liabilities                                           105,454           157,651           296,179           729,977
      Unearned advance royalty revenues                                                                (100,000)          350,000
                                                               ------------      ------------      ------------      ------------
       Net cash used in operating activities                    (12,070,576)       (8,375,096)       (4,790,587)      (29,264,085)
                                                               ------------      ------------      ------------      ------------

Cash flows from investing activities:
   Capital expenditures                                            (894,791)          (53,338)       (1,591,940)       (3,215,379)
   Proceeds from sale of assets                                       1,621               250             1,875            11,846
   Costs associated with license agreements                                                                            (1,109,533)
   Advances to employees                                                                                                   (1,650)
   Purchase of treasury bills                                                                                          (1,174,419)
   Proceeds from maturity of treasury bills                                                                             1,174,419
   Purchase of marketable debt securities,
     available-for-sale                                         (12,754,249)      (10,108,649)      (14,606,312)      (52,381,784)
   Proceeds from sale of marketable debt securities,
     available-for-sale                                          12,062,198         9,554,650        12,879,228        34,496,076
   Purchase of certificate of deposit                              (816,000)                         (1,530,000)       (2,346,000)
   Proceeds from maturity of certificate of deposit                 153,000           153,000                             306,000
                                                               ------------      ------------      ------------      ------------
       Net cash used in investing activities                     (2,248,221)         (454,087)       (4,847,149)      (24,240,424)
                                                               ------------      ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                          800,000                           1,500,000         3,337,700
   Principal payments on notes payable                             (150,000)          (150,000)                          (337,500)
   Principal payments on obligations under capital leases                             (16,363)          (35,548)         (194,488)
   Proceeds from issuance of common stock                           614,954        28,263,007           166,334        60,407,327
   Collections on notes receivable from
     issuance of common stock                                         7,000                              58,000            65,000
   Proceeds from issuance of preferred stock                                                                              756,222
   Deferred offering costs                                                                                               (277,103)
   Dividends paid on preferred stock                                                                                     (491,884)
                                                               ------------      ------------      ------------      ------------
       Net cash provided by financing activities                  1,271,954        28,096,644         1,688,786        63,265,274
                                                               ------------      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents            (13,046,843)       19,267,461        (7,948,950)        9,760,765
Cash and cash equivalents at beginning of period                 22,807,608         3,540,147        11,489,097
                                                               ------------      ------------      ------------      ------------
Cash and cash equivalents at end of period                     $  9,760,765      $ 22,807,608      $  3,540,147      $  9,760,765
                                                               ============      ============      ============      ============


                                  - Continued -

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1997, 1996 and 1995 and
       for the period from inception (August 1, 1985) to December 31, 1997
                                    --------

                                                                                                              Period from inception
                                                                                                               (August 1, 1985) to
                                                                   1997               1996            1995      December 31, 1997
                                                                ----------         ----------       ----------  -----------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
The Company issued stock and stock options for:
   Purchase of additional license agreement                                                                          $  5,400
   Notes receivable                                                                                                    71,000

The Company purchased leasehold improvements
   using accounts payable                                                                                             251,507

The Company entered into various capital lease
   arrangements                                                                                                       204,610

The Company received stock as payment of a
   note receivable                                                                                                      4,226


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                        $ 136,715         $ 112,828       $ 95,370         $ 390,695
   Cash paid during the year for taxes                               1,741               100            100             2,341



                     The accompanying notes are an integral
                        part of the financial statement

                         NOTES TO FINANCIAL STATEMENTS

                            -----------------------

1.  Significant Accounting Policies:

    Development Stage Activities

    Since its inception in August 1985, Anesta Corp. (Anesta or the Company) has been a development stage company engaged in the research, development and commercialization of pharmaceutical products incorporating its proprietary oral transmucosal drug delivery systems. The Company has been unprofitable to date and expects to incur additional operating losses over the next few years, primarily due to the expansion of its research and development programs, including formulation development, pilot manufacturing capabilities, preclinical studies, clinical trials and Actiq premarketing activities. As of December 31, 1997, the Company's accumulated deficit was approximately $33 million.

    Anesta is the worldwide licensee of technology obtained pursuant to technology license agreements with the University of Utah Research Foundation (UURF). The license agreements, which remain in effect for the life of the applicable patents, may be assigned only with prior written consent of the UURF (see Note 8).

    Revenues recognized to date represent revenues under research and development contracts and sales of the Company's first product, Fentanyl Oralet. The Company's ability to achieve profitability depends in part upon its ability alone, or with others, to commercialize successfully its first product, to complete development of its proposed products, to obtain required regulatory approvals and to manufacture and market such proposed products (see Note 10).

    Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held in two financial institutions in San Francisco, California.

    Marketable Debt Securities:

    The Company's marketable debt securities are classified as available-for-sale and carried at market value, with the unrealized gain or loss, net of deferred income taxes, reflected as a separate component of stockholders' equity. Gross realized gains and losses, cost determined using the specific identification method, have not been material.

    Property and Equipment

    Expenditures that materially increase asset lives are capitalized at cost, while normal maintenance and repairs are expensed as incurred.
    Depreciation is reported on a straight-line basis over the shorter of the estimated useful lives of the assets, or the term of the lease, which range from 3 to 15 years.

    The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the gain or loss is reflected in the statements of operations.


                                  Continued

                            -----------------------


1.  Significant Accounting Policies, Continued

    Net Loss Per Share

    Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (EPS). There was no impact on 1997, 1996 or 1995 from the Company's adoption of SFAS No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive.

    Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes. Deferred income taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted future tax rates.

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

2.  Accounting Change:

    Effective January 1, 1995, the Company changed its method of accounting for external legal costs related to patents. Prior to the change, the Company capitalized these costs and amortized them over the term of the related patent. Under the new method, these costs are expensed as incurred. The Company believes that the change will provide a better comparison with the Company's industry peers, the majority of which expense these patent costs.

    The cumulative effect of this accounting change for years prior to 1995, which is shown separately in the statement of operations for 1995, resulted in a charge to operations of $1,041,047 or $.15 per share of common stock. The effect of this change on 1995 results of operations was to increase the net loss by approximately $310,000.


                                  Continued

                            -----------------------

3.  Marketable Debt Securities:

    The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1997, are as follows:

                                                                      Gross       Gross            Estimated
                                                                   Unrealized   Unrealized          Market
                                                       Cost          Gains        Losses            Value
                                                   ------------   ------------  -----------       ------------
         Corporate Term Notes                      $ 3,180,102    $     2,381                    $    3,182,483
         Federal Home Loan Bank Notes                4,505,163            842                         4,506,005
         Federal National Mortgage Notes             6,401,436          4,408                         6,405,844
         U.S. Treasury Notes                         1,498,143            927                         1,499,070
         Foreign Debt Securities                     2,005,151                  $    151              2,005,000
         Accrued Interest                              277,309                                          277,309
                                                   -----------    -----------   --------         --------------
                                                   $17,867,304    $     8,558   $    151         $   17,875,711
                                                   -----------    -----------   --------         --------------

    The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1997, by contractual maturity, are shown below:

                                                                                     Estimated
                                                                                      Market
                                                             Cost                     Value
                                                         -----------             ----------------
         Due in one year or less                        $ 15,846,670             $    15,854,849
         Due after one year through five years             2,020,634                   2,020,862
                                                        ------------             ---------------
                                                        $ 17,867,304             $    17,875,711
                                                        ------------             ---------------

    The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1996, are as follows:

                                                                      Gross       Gross            Estimated
                                                                   Unrealized   Unrealized          Market
                                                       Cost          Gains        Losses            Value
                                                   ------------   ------------  -----------       ------------
         Corporate Term Notes                      $ 3,069,682                   $   1,551      $   3,068,131
         Federal Home Loan Bank Notes                2,501,668    $   3,807                         2,505,475
         Federal National Mortgage Notes             4,434,274                       1,373          4,432,901
         U.S. Treasury Notes                         6,985,171                       2,186          6,982,985
         Accrued Interest                              184,458                                        184,458
                                                   -----------    ---------      ---------      -------------
                                                   $17,175,253    $   3,807      $   5,110      $  17,173,950
                                                   -----------    ---------      ---------      -------------

4.  Related Party Transactions:

    The Company paid expenses of $284,030, $317,349 and $321,539 in 1997, 1996 and 1995, respectively, to the Stanley Research Foundation for preclinical and clinical research. Stanley Research Foundation and its principal trustee are shareholders of the Company.


                                  Continued

                            -----------------------

5.  Note Payable:

    The note payable at December 31, 1997 and 1996 is comprised of the following:

                                                                       1997                     1996
                                                                       ----                     ----
    Term note payable to a bank with interest
      payable monthly at bank's certificate of
      deposit rate (6.00% at December 31, 1997)
      plus 1.6%.  Principal payments of
      $250,000 are due each July through July 2005.
      The note is collateralized by a certificate of deposit
      in the amount of $2,040,000 at December 31, 1997.           $     2,000,000         $  1,350,000

           Current portion                                               (250,000)            (150,000)
                                                                  ---------------         ------------

           Long-term portion                                      $     1,750,000         $  1,200,000
                                                                  ---------------         ------------

    The Company's note payable matures for periods ending December 31, as follows:

               1998                               $   250,000
               1999                                   250,000
               2000                                   250,000
               2001                                   250,000
               Thereafter                           1,000,000
                                                  -----------
                                                  $ 2,000,000
                                                  -----------

    Rates currently available to the Company for notes payable with similar terms and maturities are used to estimate the fair value of notes payable. At December 31, 1997 and 1996, the carrying value of the note payable approximates fair value.

6.  Stock Based Compensation Plan:

    The Company maintains three stock option plans: the 1989 Stock Option Plan (the "1989 Plan"), the 1993 Stock Option Plan (the "1993 Plan"), and the 1993 Non-Employee Directors' Stock Option Plan (The "Non-Employee Directors' Plan").

    The 1989 Plan provides for the issuance of nonqualified stock options ("NQSOs") to employees of, directors of and consultants to the Company. The 1993 Plan provides for the issuance of Incentive Stock Options ("ISOs") to employees of the Company and NQSOs to employees of, directors of and consultants to the Company. The Non-Employee Directors' Plan provides for the issuance of NQSOs to non-employee members of the Company's Board of Directors who are not prohibited by their employer from receiving options. Additionally, the Company has granted NQSOs to non-employee Directors and consultants on an individual basis and not under a plan.


                                  Continued

                            -----------------------

6.  Stock Based Compensation Plan, Continued

    Under the 1989 Plan, NQSOs to purchase a total of 250,000 shares were authorized for issuance, of which 37,690 options were outstanding and exercisable at December 31, 1997. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

    At the 1997 annual meeting, stockholders approved an amendment to the 1993 Plan to increase the number of shares authorized for issuance from an aggregate of 750,000 shares to an aggregate of 1,500,000 shares, of which 1,207,430 options were outstanding and 458,570 options were exercisable at December 31, 1997. All options have been granted at the market price of the Company's common stock at the date of grant. The ISOs and NQSOs vest over a period not to exceed four years from the date of grant and terminate from five to ten years from the date of grant.

    Under the Non-Employee Directors' Plan, NQSOs to purchase a total of 150,000 shares were authorized for issuance, of which 83,500 options were outstanding and 31,500 options were exercisable at December 31, 1997. At the 1997 annual meeting, stockholders approved an amendment to the Non-Employee Directors' Plan to increase the annual non-discretionary grant made to each non-employee director by 3,500 shares, from 1,500 shares to 5,000 shares. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

    The Company has granted NQSOs to purchase shares on an individual basis and not under a plan, on terms similar to the 1989 Plan. At December 31, 1997, 11,610 options were outstanding and 8,275 options were exercisable.

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

                                                1997                   1996                    1995
                                                ----                   ----                    ----
 Net loss             As reported           $(12,549,053)           $ (8,689,839)           $(5,741,839)
                      Pro forma             $(13,282,846)           $(10,408,851)           $(6,126,558)

 Loss per share       As reported           $      (1.32)           $      (1.02)           $      (.80)
                      Pro forma             $      (1.40)           $      (1.22)           $      (.85)

       NOTE:  Basic and diluted loss per share are the same.

    The provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995. The pro forma compensation expense may not be representative of such expense in future years.


                                  Continued

                            -----------------------

6.  Stock Based Compensation Plan, Continued

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility of 79 - 83 percent, risk-free interest rates of 5.4 - 7.8 percent, expected lives of .2 - 10 years, and a dividend yield of zero for all years.

    Changes in all outstanding options are as follows:

                                                         1997                        1996                       1995
                                                ---------------------------- -------------------------  --------------------------
                                                Shares      Weighted-Average Shares   Weighted-Average  Shares    Weighted-Average
Fixed Options                                    (000)      Exercise Price    (000)    Exercise Price    (000)     Exercise Price
-------------                                   ------      ---------------- ------   ----------------  -------   ----------------
Outstanding at beginning of year                 1,002        $   8.63          813     $     5.16        725       $    3.85
Granted                                            458           14.48          432          11.51        213            8.38
Exercised                                         (110)           5.48         (223)          1.48        (96)           1.20
Forfeited                                           (9)          13.16          (20)          9.57        (29)           8.97
                                                ------                       ------                     -----
Outstanding at end of year                       1,341           10.86        1,002           8.63        813            5.16
                                                ======                       ======                     =====
Options exercisable at year-end                    536                          371                       405
Weighted-average fair value of
    options granted during the year             $11.96                       $11.51                     $8.38

    The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                 Number          Average            Weighted-       Number
      Range of                Outstanding        Remaining           Average     Exercisable at Weighted-Average
  Exercise Prices             at 12/31/97     Contractual Life   Exercise Price     12/31/97    Exercise Price
---------------------         -----------     ----------------   --------------  -------------- ----------------
 $0.8000 -   $1.9250             37,690           0.5 years        $    0.95         37,690        $   0.95
 $3.8501 -   $5.7750            154,254           1.9                   5.45        113,900            5.43
 $5.7751 -   $7.7000            129,011           1.4                   6.80        111,519            6.80
 $7.7001 -   $9.6250             60,167           1.8                   8.29         45,017            8.17
 $9.6251 -   $11.5500           381,986           7.1                  11.01        150,949           10.97
$11.5501 -   $13.4750           159,696           7.5                  12.62         47,030           12.66
$13.4751 -   $15.4000           357,624           9.6                  14.10         24,340           13.97
$15.4001 -   $17.3250            34,802           8.8                  16.50          5,590           16.50
$17.3251 -   $19.2500            25,000           4.3                  18.72              0            0.00
                            -----------     ---------              ---------     ----------        --------
                              1,340,230           6.2              $   10.86        536,035        $   8.33
                            ===========     =========              =========     ==========        ========

    In November 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of the Company. Participants may use up to 10% of their compensation to purchase the Company's common stock at the end of each year at a price equal to 85% of the lower of the beginning or ending stock price in the plan period. As of December 31, 1997, there were 220,813 shares available for issuance under the Purchase Plan. Compensation expense under the fair value method of SFAS No. 123 is not significant relative to shares purchased under the Purchase Plan for the years ending December 31, 1997, 1996 and 1995.


                                  Continued

                            -----------------------

7.  Capital Stock:

    The Company has 1,000,000 shares of authorized voting preferred shares with a par value of $.001. The Company also has 50,000 shares of authorized non-voting preferred stock with a par value of $.10. At December 31, 1997 and 1996 there were no voting or non-voting preferred shares issued and outstanding.

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

9.  Income Taxes:

    The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 relates solely to state income taxes.

    As of December 31, 1997, net operating losses (NOLs) totaling approximately $31 million are available to offset future taxable income, and research and development (R&D) tax credits totaling approximately $724,000 are available to offset future tax liabilities. The NOLs and the R&D tax credit carryforwards expire from 2003 to 2012.

    The Company's utilization of NOL carryforwards and R&D credits is limited to approximately $7,802,000 annually as a result of an ownership change in 1996. In addition to the limitation imposed in 1996, utilization of approximately $1,380,000 of the NOLs against future taxable income will be subject to an annual limitation of approximately $140,000 per year because of a cumulative change in ownership within a three-year period exceeding 50%. Approximately $110,000 of the R&D tax credit carryforwards is subject to the same annual limitation, under the constraint that the total NOLs must be utilized before the R&D credits may be used. To the extent the $140,000 annual limitation is not fully utilized in any given year, the unused portion of the NOLs and the R&D tax credit carryforwards are available for potential utilization in future years.

    SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes that a full valuation allowance should be provided. The valuation allowance increased $5,170,000 during 1997 and $2,779,000 during 1996, primarily as a result of the increase in net operating loss carryforwards.


                                  Continued

                            -----------------------

9.  Income Taxes, Continued

    The components of the net deferred tax asset as of December 31, 1997 and 1996 under SFAS 109 are as follows:

                                                       1997              1996
                                                       ----              ----
         Deferred tax assets (liabilities):
            Net operating loss carryforwards      $  11,674,000     $   6,734,000
            Research and development tax
              credit carryforwards                      724,000           555,000
            Book/tax difference related to
              license agreements                        533,000           483,000
            Other                                        87,000            76,000
            Valuation allowance                     (13,018,000)       (7,848,000)
                                                  -------------     -------------
            Net deferred tax asset                $          --     $          --
                                                  -------------     --------------

10. Research and Development:

    In December 1989, the Company entered into a research and development, license, supply and distribution agreement with Abbott Laboratories Hospital Products Division (Abbott). Under the agreement as amended, the Company granted to Abbott the exclusive right to make, use and sell in the U.S., oral transmucosal products resulting from technology owned or licensed by the Company, consisting of Oral Transmucosal Fentanyl Citrate (OTFC(R)) or other central nervous system acting drugs or intermediates thereof used for premedication, sedation, analgesia, diagnostic procedures, emergency room procedures, post-operative pain, burn treatment or cancer-related pain management. The first product developed under this agreement is being marketed for use in surgical premedication and for sedation/analgesia prior to diagnostic or therapeutic procedures in hospital settings under Abbott's trademark Fentanyl Oralet. The second product under the agreement will be marketed for breakthrough cancer pain by Abbott under Anesta's trademark Actiq. Substantially all of the Company's revenues, accounts receivable, certain accrued research and development costs, and unearned advance royalty amounts are a result of the various agreements and transactions with Abbott.

    Under the Company's agreements with Abbott, Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

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


                                  Continued

                            -----------------------

10. Research and Development, Continued

    By agreement, Abbott has committed to pay a total of $10.05 million to the Company to fund the clinical development of and to obtain the regulatory approval for Fentanyl Oralet and Actiq. During 1997, 1996 and 1995, the Company received $375,000, $1,500,000 and $1,125,000, and incurred
    $7,834,457, $5,430,252 and $2,530,215 of costs relating to the agreements, respectively. Revenue of $1,500,000 related to the agreements was recognized in both 1996 and 1995. At December 31, 1996, accounts receivable relating to the agreements totaled $375,000. Abbott is also obligated to pay the Company $300,000 upon receipt of FDA marketing clearance of Actiq to treat breakthrough pain in chronic pain patients. In connection with such development funding, Abbott was granted, and has exercised, warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share.

    Effective August 31, 1995, the Company entered into another agreement with Abbott whereby Abbott has agreed to be the Company's contract manufacturer for clinical and commercial supplies of OT-fentanyl products for territories outside the U.S. The parties have agreed to consult with each other regarding collaborative agreements with other companies and negotiate in good faith as to specific terms regarding product supply by Abbott to any Anesta licensees.

    On November 14, 1997, the Company received an unfavorable regulatory action letter from the FDA for Actiq. Additional data analysis, submissions and negotiations need to be completed before Actiq can be cleared for marketing.

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

12. Leases:

    In December 1994, the Company entered into a five year operating lease agreement for a building which has two additional five year renewal options. During 1997, 1996 and 1995 the Company also entered into operating lease agreements for furniture and equipment.

    Future minimum rental payments under operating leases as of December 31, 1997 are as follows:

         1998                        $  694,017
         1999                           518,018
         2000                           394,859
                                     ----------
                                     $1,606,894
                                     ----------

    Total expense under operating lease agreements for 1997, 1996 and 1995 was $726,763, $457,915 and $239,135 respectively.


                                  Continued

                        NOTES TO FINANCIAL STATEMENTS

                            -----------------------

13. Employee Benefits:

    In October 1995, the Board of Directors approved the adoption of a 401(k) Retirement Plan (the "401(k) Plan") effective January 1, 1996. Under the terms of the 401(k) Plan, all full-time employees who are at least 21 years of age and have 6 months of service are eligible to participate. Participants may contribute up to 15% of their annual compensation to the 401(k) Plan, subject to statutory limitations. The Company may make discretionary matching contributions to the 401(k) Plan equal to 25 percent of participant contributions up to 6% of participant compensation. For 1997 and 1996, the Company declared and paid discretionary matching contributions to the 401(k) Plan in the amount of $40,784 and $30,395, respectively.

14. Computation of Diluted Loss Per Share:

    As of December 31, 1997, options to purchase 1,340,230 shares of common stock at prices between $0.80 and $19.25 per share were outstanding. As of December 31, 1996, options to purchase 1,001,600 shares of common stock were outstanding at prices between $0.80 and $13.50. As of December 31, 1995, options to purchase 812,800 shares of common stock were outstanding at prices between $0.80 and $12.50. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

15. Subsequent Events:

    On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer (Ferrer) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in Spain and Portugal. Under terms of the agreement, Ferrer will have exclusive rights in Spain and Portugal to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Ferrer by Anesta. Grupo Ferrer is a leading private Spanish pharmaceutical company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the section of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1997, entitled "Proposal 1 -- Election of Directors," and the section entitled "Management."

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the section of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1997, entitled "Executive Compensation."



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the section of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1997, entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the section of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1997, entitled "Certain Transactions."

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

                  The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c):

                  Exhibit
                  Number           Description
                  ------           -----------
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

                  10.16**          1993 Non-Employee Directors' Stock Option Plan.

         (b)      REPORTS ON FORM 8-K

                  None.

         (c)      EXHIBITS

                  Exhibit
                  Number           Description
                  ------           -----------
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

                  24.1             Power of Attorney.  Reference is made to page 53.

                  27.1             Financial Data Schedule.

----------------------

** Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S- 1 (File No. 33-72608) and incorporated herein by reference thereto.

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

                                  ANESTA CORP.
                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, State of Utah, on the 27th day of March, 1998.

                                ANESTA CORP.


                             By /s/ Thomas B. King
                                -----------------------------------------------
                                Thomas B. King
                                President, Chief Executive Officer and Director


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas B. King and William C. Moeller, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                         TITLE                              DATE
             ---------                                         -----                              ----
         /s/ Thomas B. King                        President, Chief Executive Officer         March 27, 1998
-------------------------------------------        and Director
Thomas B. King


         /s/ William C. Moeller                    Chairman of the Board and                  March 27, 1998
-------------------------------------------        Director (Principal Financial
William C. Moeller                                 Officer)

         /s/ Theodore H. Stanley                   Founding Chairman                          March 27, 1998
-------------------------------------------
Theodore H. Stanley, M.D.


         /s/ Roger P. Evans                        Controller (Principal Accounting           March 27, 1998
-------------------------------------------        Officer)
Roger P. Evans


         /s/ Edwin M. Kania, Jr.                   Director                                   March 27, 1998
-------------------------------------------
Edwin M. Kania, Jr.

             SIGNATURE                                         TITLE                              DATE
             ---------                                         -----                              ----
         /s/ Emanuel M. Papper                     Director                                   March 27, 1998
-------------------------------------------
Emanuel M. Papper, M.D., Ph.D.


         /s/ Daniel L. Kisner                      Director                                   March 27, 1998
-------------------------------------------
Daniel L. Kisner, M.D.


         /s/ Richard P. Urfer                      Director                                   March 27, 1998
-------------------------------------------
Richard P. Urfer


         /s/ Richard H. Leazer                     Director                                   March 27, 1998
-------------------------------------------
Richard H. Leazer

                              INDEX TO EXHIBITS


Exhibit Number            Description
--------------            -----------
   27.1             Financial Data Schedule