Form 10-Q
period 1998-03-31
ANESTA CORP /DE/
filed 1998-05-15
CIK 915916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934. For the quarterly period ended March 31, 1998.

_____Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from_____to_____.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                        9,580,493
                Class                            Outstanding at May 14,1998

                                 ANESTA CORP.
                                     INDEX

PART I.   FINANCIAL INFORMATION                                        PAGE NO.
                                                                       --------
Balance Sheets -
     March 31, 1998 (unaudited) and December 31, 1997                     2

Statements of Operations and Comprehensive Loss-
     for the three months ended March 31, 1998 and
     1997 (unaudited) and the period from inception (August 1, 1985)
     to March 31, 1998 (unaudited)                                        3

Statements of Cash Flows -
     for the three months ended March 31, 1998 and 1997 (unaudited)
     and the period from inception (August 1, 1985) to
     March 31, 1998 (unaudited)                                           4

Notes to Financial Statements (unaudited)                                 6

Management's Discussion and Analysis of
     Financial Condition and Results
     of Operations                                                        9

PART II. OTHER INFORMATION                                               11

SIGNATURES                                                               12

                                 ANESTA CORP.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                  __________


                                                            March 31,      December 31,
ASSETS                                                       1998             1997
                                                       ---------------  ---------------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                            $  6,742,855      $   9,760,765
  Current portion of certificate of deposit                 255,000            255,000
  Marketable debt securities,
    available-for-sale                                   17,618,850         17,875,711
  Accounts receivable                                        63,427             82,863
  Prepaid expenses and other current assets                 425,741            428,490
                                                        -----------       ------------
        Total current assets                             25,105,873         28,402,829
                                                        -----------       ------------

Property and equipment, at cost:
  Furniture and equipment                                   940,793            910,443
  Leasehold improvements                                  2,331,314          2,278,941
  Accumulated depreciation                                 (943,528)          (870,848)
                                                        -----------       ------------
                                                          2,328,579          2,318,536
                                                        -----------       ------------

Other assets:
  Certificate of deposit                                  1,785,000          1,785,000
  Other assets                                              236,704            205,269
                                                        -----------       ------------
                                                          2,021,704          1,990,269
                                                        -----------       ------------

  Total assets                                          $29,456,156       $ 32,711,634
                                                        ===========       ============

                                                                    March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998             1997
                                                               ---------------  ----------------
                                                                 (Unaudited)
Current liabilities:
  Accounts payable                                            $    185,748     $     433,666
  Accrued liabilities
   Accrued compensation                                            412,166           477,231
   Accrued research and development costs                          200,000           200,000
   Other                                                            50,739            52,746
  Current portion of notes payable                                 250,000           250,000
                                                             -------------    --------------
     Total current liabilities                                   1,098,653         1,413,643

Unearned advance royalty revenues                                  350,000           350,000
Notes payable                                                    1,750,000         1,750,000
                                                             -------------    --------------
     Total liabilities                                           3,198,653         3,513,643
                                                             -------------    --------------

Stockholders' equity
  Common stock, par value, $.001 per share; Authorized:
   15,000,000 shares; Issued:  9,569,815
   in 1998 and 9,551,465 in 1997                                     9,570             9,551
  Additional paid-in capital                                    62,208,136        62,142,239
  Deficit accumulated during the development stage             (35,955,420)      (32,962,206)
  Accumulated other comprehensive income (loss)                     (4,783)            8,407
                                                             -------------    --------------
     Total stockholders' equity                                 26,257,503        29,197,991
                                                             -------------    --------------
     Total liabilities and stockholders' equity               $ 29,456,156      $ 32,711,634
                                                             =============     =============

                   The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                                   ________

                                                              Three months ended               Period from inception
                                                      ----------------------------------
                                                         March 31,           March 31,          (August 1, 1985) to
                                                           1998                1997                March 31, 1998
                                                      -------------        -------------      ----------------------
Revenues:
   Product sales                                      $      38,786        $      24,231         $      412,969
   Royalty revenue                                            1,150                  717                112,190
   Revenues from contract research                                                                    9,978,931
                                                      -------------        -------------         --------------
     Total revenues                                          39,936               24,948             10,504,090
                                                      -------------        -------------         --------------
Operating costs and expenses:
  Cost of goods sold                                         10,897                7,023                130,668
  Royalties                                                   1,198                  748                 11,536
  Research and development                                1,916,050            1,816,452             32,650,833
  Depreciation and amortization                              76,717               59,559              1,173,868
  Marketing, general and administrative                   1,405,453            1,533,005             17,131,118
                                                      -------------        -------------         --------------
     Total costs and expenses                             3,410,315            3,416,787             51,098,023
                                                      -------------        -------------         --------------
     Loss from operations                                (3,370,379)          (3,391,839)           (40,593,933)

Non operating income (expense):
   Interest income                                          422,220              571,950              6,759,316
   Interest expense                                         (43,648)             (19,266)              (536,039)
   Other                                                       (541)                  25                (48,117)
                                                      -------------        -------------         --------------
     Loss before provision for income
      taxes, extraordinary item and
      cumulative effect of accounting
      change                                             (2,992,348)          (2,839,130)           (34,418,773)

Provision for income taxes                                     (866)                (810)               (26,012)
                                                      -------------        -------------         --------------

     Loss before extraordinary item and
      cumulative effect of change in
      accounting                                         (2,993,214)          (2,839,940)           (34,444,785)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                               22,296

Cumulative effect of change in accounting                                                            (1,041,047)
                                                      -------------        -------------         --------------
     Net loss                                            (2,993,214)          (2,839,940)         $ (35,463,536)
                                                                                                  --------------
Other comprehensive loss:
   Unrealized loss on marketable debt
   securities, available-for-sale                           (13,190)             (30,747)
                                                      -------------        -------------
      Comprehensive loss                              $  (3,006,404)       $  (2,870,687)
                                                      -------------        -------------

Basic and diluted loss per common share--
  Loss before extraordinary item and cumulative
   effect of change in accounting                     $       (0.31)       $       (0.30)
                                                      -------------        -------------

  Net loss per common share                           $       (0.31)       $       (0.30)
                                                      -------------        -------------
Weighted average shares outstanding                       9,569,815            9,462,242
                                                      -------------        -------------

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   ________


                                                                            Three months ended              Period from inception
                                                                  -------------------------------------
                                                                       March 31,          March 31,           (August 1, 1985) to
                                                                         1998               1997                March 31, 1998
                                                                  ----------------     ----------------    -----------------------
Cash flows from operating activities:
  Net loss                                                        $  (2,993,214)       $  (2,839,940)         $ (35,463,536)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Cumulative effect of accounting change                                                                       1,041,047
     Depreciation and amortization                                       76,717               59,559              1,173,868
     Debt conversion expense                                                                                        101,330
     Interest converted to equity                                                                                    94,104
     Compensatory stock options and stock                                                                             3,539
     (Gain) loss on retirement of assets                                    586                  (25)                75,209
     Increase (decrease) due to changes in:
       Accounts receivable                                               19,436              372,878                (63,427)
       Prepaid expenses and other current assets                          2,749             (136,609)              (425,741)
       Other assets                                                     (31,435)             (28,683)              (239,282)
       Accounts payable                                                (247,918)             512,647                185,748
       Accrued liabilities                                              (67,072)             (79,369)               662,905
       Unearned advance royalty revenues                                                                            350,000
                                                                  -------------        -------------          -------------
         Net cash used in operating activities                       (3,240,151)          (2,139,542)           (32,504,236)
                                                                  -------------        -------------          -------------


Cash flows from investing activities:
  Capital expenditures                                                  (87,396)             (12,944)            (3,302,775)
  Proceeds from sale of assets                                               50                   25                 11,896
  Costs associated with license agreements                                                                       (1,109,533)
  Advances to employees                                                                                              (1,650)
  Purchase of marketable debt securities,
     available-for-sale                                              (5,976,772)          (2,150,372)           (58,358,556)
  Proceeds from sale of marketable debt securities,
     available-for-sale                                               6,220,443            2,038,853             40,716,519
  Purchase of treasury bills                                                                                     (1,174,419)
  Proceeds from maturity of treasury bills                                                                        1,174,419
  Purchase of certificate deposit                                                           (816,000)            (2,346,000)
  Proceeds from maturity of certificate of deposit                                                                  306,000
                                                                  -------------        -------------          -------------
         Net cash provided by (used in) investing activities            156,325             (940,438)           (24,084,099)
                                                                  -------------        -------------          -------------


Cash flows from financing activities:
  Principal payments on notes payable                                                                              (337,500)
  Proceeds from issuance of notes payable                                                    800,000              3,337,700
  Principle payments on obligations under capital leases                                                           (194,488)
  Proceeds from issuance of common stock                                 65,916               41,626             60,473,243
  Collections on sales receivable from
     issuance of common stock                                                                                        65,000
  Proceeds from issuance of preferred stock                                                                         756,222
  Deferred offering costs                                                                                          (277,103)
  Dividends paid on preferred stock                                                                                (491,884)
                                                                  -------------        -------------          -------------
         Net cash provided by financing activities                       65,916              841,626             63,331,190
                                                                  -------------        -------------          -------------


Net increase (decrease) in cash and cash equivalents                 (3,017,910)          (2,238,354)             6,742,855
Cash and cash equivalents at beginning of period                      9,760,765           22,807,608
                                                                  -------------        -------------          -------------
Cash and cash equivalents at end of period                        $   6,742,855        $  20,569,254          $   6,742,855
                                                                  =============        =============          =============

                                 - Continued -

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)
                                   ________

                                                          Three months ended            Period from inception
                                                    ------------------------------
                                                      March 31,         March 31,        (August 1, 1985) to
                                                        1998              1997              March 31, 1998
                                                    -------------    -------------      ----------------------
Supplemental schedule of noncash activities:
The Company issued stock and stock options for:
        Purchase of additional license agreement                                              $      5,400
        Notes receivable                                                                            71,000

The Company purchased leasehold improvements
        using accounts payable                                                                     251,507

The Company entered into various capital lease
        arrangements                                                                               204,610

The Company received stock as payment of a
        note receivable                                                                              4,226

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  __________


1.   Significant Accounting Policies:
     -------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of March 31, 1998, and the results of its operations for the three months ended March 31, 1998 and 1997 and for the period from inception (August 1, 1985) to March 31, 1998, and its cash flows for the three months ended March 31, 1998 and 1997 and for the period from inception (August 1, 1985) to March 31, 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

     Net Loss Per Share
     ------------------

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of March 31, 1998, options to purchase 1,317,294 shares of common stock at prices between $1.00 and $19.25 per share were outstanding. As of March 31, 1997, options to purchase 1,012,739 shares of common stock were outstanding at prices between $0.80 and $19.25. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

2.   Cash and Cash Equivalents and Marketable Debt Securities:
     --------------------------------------------------------

     At March 31, 1998, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:
     ------------

     The provision for income taxes for the three months ended March 31, 1998 and 1997 is related solely to state income taxes.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                  __________


4.   Revolving/Term Promissory Note Agreements:
     -----------------------------------------

     On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million and on May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. Additionally, on March 20, 1997 the Company entered into an 8 year term note for an additional $800,000, for a total of $2.3 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (6.00% at March 31, 1998). As of March 31, 1998 two payments totaling $300,000 had been made leaving a balance of $2,000,000. Annual payments in the amount of $250,000 will be made on approximately July 15 for the next 8 years beginning on July 15, 1998. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,040,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Collaborative Relationships:
     ---------------------------

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

     On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer (Ferrer) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq(TM), in Spain and Portugal. Under terms of the agreement, Ferrer will have exclusive rights in Spain and Portugal to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Ferrer by Anesta. Grupo Ferrer is a leading private Spanish pharmaceutical company.

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   _________


     6.   Stockholders' Equity:
          ---------------------

          The table below presents the activity in stockholders' equity from January 1, 1998 to March 31, 1998:

                                                                                 Deficit
                                                                              Accumulated      Accumulated
                                                    Common Stock               During the         Other
                                        -----------------------------------
                                                                  Paid-in      Development     Comprehensive
                                          Shares      Amount      Capital         Stage        Income (Loss)         Total
                                        ----------  ----------  -----------   -------------   ---------------   --------------
Balance at January 1, 1998                9,551,465  $   9,551  $62,142,239  $ (32,962,206)   $        8,407     $  29,197,991

Exercise of stock options in
  Jan. 1998 for cash and stock
  (at $0.80 to $13.50 per share)              8,916          9      (19,580)                                           (19,571)

Exercise of stock options in
  Feb. 1998 for cash
  (at $1.00 to $16.50 per share)             5,577          6        54,751                                             54,757

Exercise of stock options in
  Mar. 1998 for cash
  (at $5.00 to $14.125 per share)            3,857          4        30,726                                             30,730

Comprehensive loss                                                              (2,993,214)          (13,190)       (3,006,404)
                                        ----------  ----------  ------------  -------------   --------------    --------------

Balance at March 31, 1998                9,569,815   $  9,570   $62,208,136  $ (35,955,420)   $       (4,783)   $   26,257,503
                                        ----------  ----------  ------------  -------------   --------------    --------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. Additional risks and uncertainties are described in the Company's most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

Revenues.

Total revenues increased by $15,000 or 60.1% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase is a result of growth in the number of new orders and reorders of the Company's first oral transmucosal product, Fentanyl Oralet(R).

Under the Company's agreements with Abbott Laboratories (Abbott), Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $99,600 or 5.5% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase is due to higher expenditures in 1998 related to clinical research programs and preparation for filing the amendment for the Actiq New Drug Application (NDA). The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and manufacturing process development activities.

Depreciation expense increased by $17,200 or 28.9% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase in 1998 is due to the Company's remodeling of additional facilities near the end of 1997.

Marketing, general and administrative expenses decreased by $127,600 or 8.3% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease in marketing, general and administrative expenses is due primarily to lower expenditures for personnel, corporate development activities, marketing research, and Actiq pre-marketing activities for the three months ended March 31, 1998. The Company expects that its marketing and general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq pre-launch market development and market launch activities, and corporate development activities.

Non Operating Income (Expense).

Interest income decreased by $149,700 or 26.2% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease is primarily due to a reduction in the amount of invested funds for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

Interest expense increased by $24,400 or 126.6% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase is primarily due to increased borrowings under the term note (See Note 4 to Financial Statements).

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities and other factors discussed above, the net loss for the three months ended March 31, 1998 was $2,993,200 or $0.31 per share as compared to $2,839,900 or $0.30 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and cash equivalents totaling $6,742,900, $2,040,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements), and $17,618,900 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $26,401,705 as of March 31, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $3,240,200 for the three months ended March 31, 1998 compared to $2,139,500 for the corresponding period in 1997. The increase in cash used in the period is a direct result of the increase in net loss and the decrease in accounts payable.

During the three months ended March 31, 1998, the Company made capital expenditures of approximately $87,400 as compared to capital expenditures of $12,900 during the corresponding period in 1997.

During the three months ended March 31, 1998, the Company realized cash proceeds of $65,900 relating to the exercise of stock options. During the three months ended March 31, 1997 the Company realized cash proceeds of $41,600 relating to the exercise of stock options and $800,000 from issuance of notes payable.

The Company's future capital requirements could be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research and development programs; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing patents; the time and costs involved in developing and maintaining collaborative research relationships; the costs associated with potential commercialization of its products; and administrative and legal costs.

The Company believes that it is prudent to monitor existing cash balances in order to fund the activities which the Company believes are necessary to continue its growth. Therefore, the Company periodically evaluates market conditions and various financing alternatives for obtaining funds to augment existing cash balances.

Part II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     On May 5, 1998 the Company released the press release filed as exhibit 99.1 hereto entitled "Anesta Files Amendment for Actiq NDA".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)   EXHIBITS.

          Exhibit
          Number    Description
          ------    -----------

          27.1    Financial Data Schedule

          99.1    Anesta Corp. May 5, 1998 Press Release


     b)   REPORTS ON FORM 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 15, 1998                     ANESTA CORP.


                                         By:  /s/ Thomas B. King
                                            ------------------------------
                                            Thomas B. King, President and
                                            Chief Executive Officer
                                            (Authorized Signatory)



                                         By:  /s/ Roger P. Evans
                                            ------------------------------
                                            Roger P. Evans, Controller
                                            (Principal Accounting Officer)