Form 10-Q
period 1998-06-30
ANESTA CORP /DE/
filed 1998-08-13
CIK 915916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934. For the quarterly period ended June 30, 1998.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from _____ to _____.

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
Yes   X      No _____
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                  9,606,510
              Class                      Outstanding at August 14,1998

                                 ANESTA CORP.
                                     INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Balance Sheets -
        June 30, 1998 (unaudited) and December 31, 1997                    2

Statements of Operations and Comprehensive Loss -
        for the three and six months ended June 30, 1998 and
        1997 (unaudited) and the period from inception (August 1, 1985)
        to June 30, 1998 (unaudited)                                       3

Statements of Cash Flows -
        for the six months ended June 30, 1998 and 1997 (unaudited)
        and the period from inception (August 1, 1985) to
        June 30, 1998 (unaudited)                                          4

Notes to Financial Statements (unaudited)                                  6

Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                                      9

PART II.  OTHER INFORMATION                                               11

SIGNATURES                                                                12

                                 ANESTA CORP.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                  ___________


                                                     June 30,     December 31,
   ASSETS                                              1998           1997
                                                   ------------   ------------
                                                   (Unaudited)

Current assets:
 Cash and cash equivalents                         $ 10,411,755    $ 9,760,765
 Current portion of certificate of deposit              255,000        255,000
 Marketable debt securities,
  available-for-sale                                 11,048,719     17,875,711
 Accounts receivable                                    167,640         82,863
 Prepaid expenses and other current assets              630,301        428,490
                                                   ------------   ------------
   Total current assets                              22,513,415     28,402,829
                                                   ------------   ------------

Property and equipment, at cost:
 Furniture and equipment                                928,008        910,443
 Leasehold improvements                               2,327,372      2,278,941
 Accumulated depreciation                            (1,008,599)      (870,848)
                                                   ------------   ------------
                                                      2,246,781      2,318,536
                                                   ------------   ------------

Other assets:
 Certificate of deposit                               1,785,000      1,785,000
 Other assets                                           212,406        205,269
                                                   ------------   ------------
                                                      1,997,406      1,990,269
                                                   ------------   ------------

     Total assets                                  $ 26,757,602   $ 32,711,634
                                                   ============   ============


                                                     June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1998           1997
                                                   ------------   ------------
                                                   (Unaudited)

Current liabilities:
 Accounts payable                                  $    230,076   $    433,666
 Accrued liabilities:
  Accrued compensation                                  530,904        477,231
  Accrued research and development costs                 49,255        200,000
  Other                                                 175,268         52,746
 Current portion of notes payable                       250,000        250,000
                                                   ------------   ------------
     Total current liabilities                        1,235,503      1,413,643


Unearned advance royalty obligation                     315,000        350,000
Notes payable                                         1,750,000      1,750,000
                                                   ------------   ------------
     Total liabilities                                3,300,503      3,513,643
                                                   ------------   ------------


Stockholders' equity:
 Common stock, par value, $.001 per share;
  Authorized:15,000,000 shares; Issued and
   outstanding: 9,597,312
   in 1998 and 9,551,465 in 1997                          9,597          9,551
 Additional paid-in capital                          62,390,861     62,142,239
 Deficit accumulated during the development stage   (38,943,066)   (32,962,206)
 Accumulated other comprehensive income (loss)             (293)         8,407
                                                   ------------   ------------
     Total stockholders' equity                      23,457,099     29,197,991
                                                   ------------   ------------
     Total liabilities and stockholders' equity    $ 26,757,602   $ 32,711,634
                                                   ============   ============


                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                                   ---------

                                                        Three months ended        Six months ended          Period from inception
                                                       ----------------------   -----------------------     ---------------------
                                                       June 30,     June 30,     June 30,      June 30,       (August 1, 1985) to
                                                         1998         1997         1998          1997            June 30, 1998
                                                       ---------    ---------   ----------     --------     ---------------------
Revenues:
  Product sales                                         $ 36,299     $ 34,970     $ 75,085     $ 59,201              $    449,268
  Royalty revenue                                          1,079        1,036        2,229        1,753                   113,269
  Revenues from contract research/license agreements     350,000                   350,000                            10,328,931
                                                       ---------     --------    ---------     --------     ---------------------
    Total revenues                                       387,378       36,006      427,314       60,954                10,891,468
                                                       ---------     --------    ---------     --------     ---------------------
Operating costs and expenses:
  Cost of goods sold                                       9,812       10,122       20,709       17,144                   140,480
  Royalties                                                1,121        1,080        2,319        1,829                    12,657
  Research and development                             1,677,150    1,532,848    3,593,201    3,349,299                34,327,984
  Depreciation and amortization                           76,487       59,628      153,535      119,188                 1,250,686
  Marketing, general and administrative                1,901,837    1,305,805    3,306,958    2,841,109                19,032,623
                                                       ---------     --------    ---------     --------     ---------------------
    Total costs and expenses                           3,666,407    2,909,483    7,076,722    6,328,569                54,764,430
                                                       ---------     --------    ---------     --------     ---------------------
    Loss from operations                              (3,279,029)  (2,873,477)  (6,649,408)  (6,267,615)              (43,872,962)

Non operating income (expense):
  Interest income                                        336,694      489,514      746,722    1,061,464                 7,083,818
  Interest expense                                       (38,844)     (36,724)     (70,300)     (55,990)                 (562,691)
  Other                                                   (3,192)       3,683       (3,733)       3,708                   (51,309)
                                                       ---------     --------    ---------     --------     ---------------------
    Loss before provision for income
     taxes, extraordinary item and cumulative
     effect of change in accounting                   (2,984,371)  (2,417,004)  (5,976,719)  (5,258,433)              (37,403,144)

Provision for income taxes                                (3,275)                   (4,141)        (810)                  (29,287)
                                                       ---------     --------    ---------     --------     ---------------------
    Loss before extraordinary item and
     cumulative effect of change in accounting        (2,987,646)  (2,417,004)  (5,980,860)  (5,259,243)              (37,432,431)

Extraordinary item - reduction of income
  taxes arising from carryforward of prior
  years' operating losses                                                                                                  22,296

Cumulative effect of change in accounting                                                                              (1,041,047)
                                                       ---------     --------    ---------     --------     ---------------------
    Net loss                                          (2,987,646)  (2,417,004)  (5,980,860)  (5,259,243)             $(38,451,182)
                                                                                                            ---------------------
Other comprehensive income (loss):
  Foreign currency translation adjustment                  1,810                     1,810
  Unrealized gain (loss) on marketable debt
    securities, available-for-sale                         2,680       41,343      (10,510)      10,596
                                                       ---------     --------    ---------     --------
    Total other comprehensive income (loss)                4,490       41,343       (8,700)      10,596
                                                       ---------     --------    ---------     --------
    Comprehensive loss                               $(2,983,156) $(2,375,661) $(5,989,560) $(5,248,647)
                                                       ---------     --------    ---------     --------
Basic and diluted loss per common share--

  Net loss per common share                              $ (0.31)     $ (0.25)     $ (0.62)     $ (0.56)
                                                       ---------     --------    ---------     --------

Weighted average shares outstanding                    9,588,558    9,485,378    9,581,348    9,473,810
                                                       ---------     --------    ---------     --------

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   ________

                                                                   Six months ended
                                                           ------------------------------      Period from inception
                                                             June 30,          June 30,         (August 1, 1985) to
                                                               1998              1997              June 30, 1998
                                                           ------------      ------------      ---------------------
Cash flows from operating activities:
 Net loss                                                  $ (5,980,860)     $ (5,259,243)        $  (38,451,182)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Cumulative effect of accounting change                                                              1,041,047
   Depreciation and amortization                                153,535           119,188              1,250,686
   Debt conversion expense                                                                               101,330
   Interest converted to equity                                                                           94,104
   Compensatory stock options and stock                                                                    3,539
   Loss on retirement of assets                                   3,778               302                 78,401
   Increase (decrease) due to changes in:
    Accounts receivable                                         (84,777)          396,369               (167,640)
    Prepaid expenses and other current assets                  (201,811)         (466,184)              (630,301)
    Other assets                                                 (7,137)         (390,821)              (214,984)
    Accounts payable                                           (203,590)          (53,225)               230,076
    Accrued liabilities                                          25,450            43,586                755,427
    Unearned advance royalty revenues                           (35,000)                                 315,000
                                                           ------------      ------------         --------------
      Net cash used in operating activities                  (6,330,412)       (5,610,028)           (35,594,497)
                                                           ------------      ------------         --------------

Cash flows from investing activities:
 Capital expenditures                                           (85,608)          (24,564)            (3,300,987)
 Proceeds from sale of assets                                        50                25                 11,896
 Costs associated with license agreements                                                             (1,109,533)
 Advances to employees                                                                                    (1,650)
 Purchase of marketable debt securities,
  available-for-sale                                         (9,952,176)       (6,030,428)           (62,333,960)
 Maturities of marketable debt
  securities, available-for-sale                             16,768,658         4,979,783             51,264,734
 Purchase of treasury bills                                                                           (1,174,419)
 Proceeds from maturity of treasury bills                                                              1,174,419
 Purchase of certificate of deposit                                              (816,000)            (2,346,000)
 Proceeds from maturity of certificate of deposit                                                        306,000
                                                           ------------      ------------         --------------
      Net cash provided by (used in) investing activities     6,730,924        (1,891,184)           (17,509,500)
                                                           ------------      ------------         --------------

Cash flows from financing activities:
 Principal payments on notes payable                                                                    (337,500)
 Proceeds from issuance of notes payable                                          800,000              3,337,700
 Principal payments on obligations under capital leases                                                 (194,488)
 Proceeds from issuance of common stock                         248,668           129,329             60,655,995
 Collections on notes receivable from
  issuance of common stock                                                                                65,000
 Proceeds from issuance of preferred stock                                                               756,222
 Deferred offering costs                                                                                (277,103)
 Dividends paid on preferred stock                                                                      (491,884)
                                                           ------------      ------------         --------------
      Net cash provided by financing activities                 248,668           929,329             63,513,942
                                                           ------------      ------------         --------------

Effect of exchange rate changes on cash                           1,810                                    1,810
                                                           ------------      ------------         --------------

Net increase (decrease) in cash and cash equivalents            650,990        (6,571,883)            10,411,755
Cash and cash equivalents at beginning of period              9,760,765        22,807,608
                                                           ------------      ------------         --------------
Cash and cash equivalents at end of period                 $ 10,411,755      $ 16,235,725         $   10,411,755
                                                           ============      ============         ==============

                                -  Continued  -

                      The accompanying notes an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)
                                   ________

                                                                  Six months ended
                                                           ------------------------------     Period from inception
                                                             June 30,          June 30,        (August 1, 1985) to
                                                               1998              1997             June 30, 1998
                                                           -------------     ------------     ---------------------
Supplemental schedule of noncash activities:
The Company issued stock and stock options for:
 Purchase of additional license agreement                                                          $   5,400
 Notes receivable                                                                                     71,000

The Company purchased leasehold improvements
 using accounts payable                                                                              251,507

The Company entered into various capital lease
 arrangements                                                                                        204,610

The Company received stock as payment of a
 note receivable                                                                                       4,226

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Significant Accounting Policies:
     -------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and for the period from inception (August 1, 1985) to June 30, 1998, and its cash flows for the three and six months ended June 30, 1998 and 1997 and for the period from inception (August 1, 1985) to June 30, 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1997 and quarterly report on Form 10-Q for the period ended March 31, 1998.

     Net Loss Per Share
     ------------------

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per
                                                                 ------------
     Share (EPS).  Basic EPS excludes dilution and is computed by dividing
     -----
     income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of June 30, 1998, options to purchase 1,358,003 shares of common stock at prices between $1.00 and $19.25 per share were outstanding. As of June 30, 1997, options to purchase 1,060,047 shares of common stock were outstanding at prices between $0.80 and $19.25. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

2.   Cash and Cash Equivalents and Marketable Debt Securities:
     --------------------------------------------------------

     At June 30, 1998, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:
     ------------

     The provision for income taxes for the three and six months ended June 30, 1998 and 1997 is related solely to state income taxes.

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


4.   Revolving/Term Promissory Note Agreements:
     -----------------------------------------

     On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million. On May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. Additionally, on March 20, 1997 the Company entered into an 8 year term note for an additional $800,000, for a total of $2.3 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (6.00% at June 30, 1998). As of June 30, 1998 two payments totaling $300,000 had been made leaving a balance of $2,000,000. Annual payments in the amount of $250,000 will be made on approximately July 15 for the next 8 years beginning on July 15, 1998. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,040,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Collaborative Relationships:
     ---------------------------

     Effective October 12, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OT-fentanyl products in all countries in the world except the U.S. As the Company receives payments related to international partnering for OT-Fentanyl products, the Company is obligated to make certain payments to A.I. until the remaining $350,000 has been fully repaid, at which time such payments to A.I. will cease. As of June 30, 1998, the Company had made payments of $35,000, leaving a balance of $315,000 owed to A.I.

     On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer (Ferrer) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq/(R)/, in Spain and Portugal. Under terms of the agreement, Ferrer will have exclusive rights in Spain and Portugal to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Ferrer by Anesta. Grupo Ferrer is a leading private Spanish pharmaceutical company.

     On June 4, 1998, the Company announced the signing of an exclusive agreement with Laboratoire L. Lafon (Lafon) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon will have exclusive rights in France to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Lafon by Anesta. Lafon is a leading private French pharmaceutical company.

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   _________


6. Stockholders' Equity:

   The table below presents the activity in stockholders' equity from January 1, 1998 to June 30, 1998:

                                                                           Deficit
                                             Common Stock                Accumulated     Accumulated
                                  -----------------------------------    During the         Other
                                                            Paid-in      Development    Comprehensive
                                    Shares     Amount       Capital         Stage       Income (Loss)      Total
                                  ---------   --------   ------------   -------------   -------------   ------------
Balance at January 1, 1998        9,551,465   $  9,551   $ 62,142,239   $ (32,962,206)  $       8,407   $ 29,197,991

Exercise of stock options in
  Jan. 1998 for cash and stock
  (at $0.80 to $13.50 per share)      8,916          9        (19,580)                                       (19,571)

Exercise of stock options in
  Feb. 1998 for cash
  (at $1.00 to $16.50 per share)      5,577          6         54,751                                         54,757

Exercise of stock options in
  Mar. 1998 for cash
  (at $5.00 to $14.125 per share)     3,857          4         30,726                                         30,730

Exercise of stock options in
  Apr. 1998 for cash
  (at $1.00 to $11.00 per share)     10,178         10         49,928                                         49,938

Exercise of stock options in
  May 1998 for cash
  (at $1.00 to $12.75 per share)      8,376          8         58,831                                         58,839

Exercise of stock options in
  June 1998 for cash
  (at $1.00 to $14.125 per share)     8,943          9         73,966                                         73,975

Net loss                                                                   (5,980,860)                    (5,980,960)

Other Comprehensive loss                                                                       (8,700)        (8,700)
                                  ---------   --------   ------------   -------------   -------------   ------------

Balance at June 30, 1998          9,597,312   $  9,597   $ 62,390,861   $ (38,943,066)  $        (293)  $ 23,457,099
                                  ---------   --------   ------------   -------------   -------------   ------------

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

RESULTS OF OPERATIONS

Revenues.

Total revenues increased by $351,400 or 975.9% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 and by $366,400 or 601.1% for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The increase is a result of new collaborative relationships for Spain, Portugal and France (See Note 5 to Financial Statements) and growth in the number of new orders and reorders of the Company's first oral transmucosal product, Fentanyl Oralet/(R)/.

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

Operating Expenses.

Research and development expenses increased by $144,300 or 9.4% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 and by $243,900 or 7.3% for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The increase is due to higher expenditures in 1998 related to clinical research programs and preparation for filing the amendment for the Actiq New Drug Application (NDA). The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and manufacturing process development activities.

Depreciation expense increased by $16,900 or 28.3% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 and by $34,300 or 28.8% for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The increase in 1998 is due to the Company's remodeling of additional facilities near the end of 1997.

Marketing, general and administrative expenses increased by $596,000 or 45.6% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 and by $465,800 or 16.4% for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for personnel, corporate development activities, marketing research, and Actiq pre-launch marketing activities. The Company expects that its marketing and general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq pre-launch market development and market launch activities, European operations including international clinical research studies, and corporate development activities.

Non Operating Income (Expense).

Interest income decreased by $152,800 or 31.2% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 and by $314,700 or 29.6% for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The decrease is primarily due to a reduction in the amount of invested funds.

Interest expense increased by $2,100 or 5.7% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 and by $14,300 or 25.5% for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The increase is primarily due to increased borrowings under the term note (See Note 4 to Financial Statements).

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities and other factors discussed above, the net loss for the three months ended June 30, 1998 was $2,987,600 or $0.31 per share as compared to $2,417,000 or $0.25 per share for the same period in 1997. The net loss for the six months ended June 30, 1998 was $5,980,900 or $0.62 per share as compared to $5,259,200 or $0.56 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents totaling $10,411,800, $2,040,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $11,048,700 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $23,500,474 as of June 30, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $6,330,400 for the six months ended June 30, 1998 compared to $5,610,000 for the corresponding period in 1997. The increase in cash used in the period is a direct result of the increase in net loss.

During the six months ended June 30, 1998, the Company made capital expenditures of approximately $85,600 as compared to capital expenditures of $24,600 during the corresponding period in 1997. During the six months ended June 30, 1998, the Company received net proceeds from the maturity of marketable debt securities of $6,816,500. This compares to a net increase in marketable debt securities of $1,050,600 during the corresponding period in 1997. During the six months ended June 30, 1998 the Company purchased a certificate of deposit in the amount of $816,000.

During the six months ended June 30, 1998, the Company realized cash proceeds of $248,700 relating to the exercise of stock options. During the six months ended June 30, 1997 the Company realized cash proceeds of $129,300 relating to the exercise of stock options and $800,000 from issuance of notes payable.

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

Other Matters.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on June 23, 1998, at which the stockholders elected eight directors to each serve until the next annual meeting of stockholders and until his successor is elected and has qualified or until such director's death, resignation or removal. Stockholders also approved amendments to the Company's 1993 Stock Option Plan and the Company's 1993 Non-Employee Directors' Stock Option Plan and stockholders ratified the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for its fiscal year ending December 31, 1998. Votes were cast as follows:

                                                             Votes Against
                                    Votes For  Or Withheld  Votes Abstained  Broker Non-Votes
                                    ---------  -----------  ---------------  ----------------
Election of Directors:
  Edwin M. Kania, Jr.               8,394,005      482,990  Not Applicable   Not Applicable
  Thomas B. King                    8,393,488      483,507  Not Applicable   Not Applicable
  Richard H. Leazer                 8,393,530      483,465  Not Applicable   Not Applicable
  William C. Moeller                8,393,488      483,507  Not Applicable   Not Applicable
  Emanuel M. Papper                 8,383,648      493,347  Not Applicable   Not Applicable
  Daniel L. Kisner                  8,394,030      482,965  Not Applicable   Not Applicable
  Theodore H. Stanley               8,393,513      483,482  Not Applicable   Not Applicable
  Richard P. Urfer                  8,394,513      482,482  Not Applicable   Not Applicable
Approval of an amendment
   to the Company's 1993
   Stock Option Plan                6,234,357    2,556,183          18,187           68,268
Approval of an amendment
   to the Company's 1993
   Non-Employee Directors'
   Stock Option Plan                8,041,565      814,133          21,297           None
Ratification of Coopers &
   Lybrand L.L.P. as independent
   auditors for the fiscal year
   ending December 31, 1998         8,856,858       15,682           4,455           None

Item 5.  Other Information

         Notice of Deadlines for Stockholder Proposals for 1999 Proxy Statement

     The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of stockholders pursuant to Rule 14a-8, "Shareholder Proposals", of the Securities and Exchange Commission's Regulation 14A and the date after which notice of a stockholder proposal submitted outside the procedures of Rule 14a-8 is considered untimely is February 1, 1999.

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


Date:   August 14, 1998                       ANESTA CORP.


                                         By: /s/ Thomas B. King
                                            -----------------------------
                                            Thomas B. King, President and
                                            Chief Executive Officer
                                            (Authorized Signatory)



                                         By: /s/ Roger P. Evans
                                            -------------------------------
                                            Roger P. Evans, Vice President-
                                            Finance and Administration
                                            (Principal Accounting Officer)