Form 10-Q
period 1998-09-30
ANESTA CORP /DE/
filed 1998-11-12
CIK 915916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934. For the quarterly period ended September 30,
         1998.

         Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.  For the transition period from     to   .

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
Yes      X      No
     ---------       --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock $.001 par value                      9,672,314
           Class                       Outstanding at November 9,1998

                                 ANESTA CORP.
                                     INDEX

PART I.     FINANCIAL INFORMATION                                                 PAGE NO.
                                                                                  --------

Balance Sheets -
     September 30, 1998 (unaudited) and December 31, 1997                             2

Statements of Operations and Comprehensive Loss -
     for the three and nine months ended September 30, 1998 and
     1997 (unaudited) and the period from inception (August 1, 1985)
     to September 30, 1998 (unaudited)                                                3

Statements of Cash Flows -
     for the nine months ended September 30, 1998 and 1997 (unaudited)
     and the period from inception (August 1, 1985) to
     September 30, 1998 (unaudited)                                                   4

Notes to Financial Statements (unaudited)                                             6

Management's Discussion and Analysis of
     Financial Condition and Results
     of Operations                                                                    9

PART II.    OTHER INFORMATION                                                        12

SIGNATURES                                                                           14

                                 ANESTA CORP.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                  ___________

                                                 September 30,   December 31,
     ASSETS                                          1998           1997
                                                 ------------    ------------
                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                      $ 4,722,298    $ 9,760,765
   Current portion of certificate of deposit          255,000        255,000

   Marketable debt securities,
     available-for-sale                            13,541,445     17,875,711
   Accounts receivable                                212,137         82,863
   Prepaid expenses and other
     current assets                                   323,698        428,490
                                                  -----------    -----------
       Total current assets                        19,054,578     28,402,829
                                                  -----------    -----------

Property and equipment, at cost:
   Furniture and equipment                            935,526        910,443

   Leasehold improvements                           2,327,372      2,278,941

   Accumulated depreciation                        (1,079,336)      (870,848)
                                                  -----------    -----------
                                                    2,183,562      2,318,536
                                                  -----------    -----------
Other assets:
   Certificate of deposit                           1,530,000      1,785,000

   Other assets                                       212,015        205,269
                                                  -----------    -----------
                                                    1,742,015      1,990,269
                                                  -----------    -----------

       Total assets                               $22,980,155    $32,711,634
                                                  -----------    -----------


                                                              September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1998             1997
                                                              ------------     ------------
                                                              (Unaudited)
  Current liabilities:
   Accounts payable                                           $    354,984    $    433,666

   Accrued liabilities:
     Accrued compensation                                          814,461         477,231
     Accrued research and development costs                                        200,000
     Other                                                         119,992          52,746

  Current portion of notes payable                                 250,000         250,000
                                                              ------------    ------------
      Total current liabilities                                  1,539,437       1,413,643

 Unearned advance royalty obligation                               227,500         350,000
 Notes payable                                                   1,500,000       1,750,000
                                                              ------------    ------------
      Total liabilities                                          3,266,937       3,513,643
                                                              ------------    ------------
 Stockholders' equity:
   Common stock, par value, $.001 per
      share; Authorized:
      15,000,000 shares; Issued and outstanding:  9,648,687
      in 1998 and 9,551,465 in 1997                                  9,648           9,551
   Additional paid-in capital                                   62,638,334      62,142,239
   Deficit accumulated during the development stage            (42,999,342)    (32,962,206)
   Accumulated other comprehensive income                           64,578           8,407
                                                              ------------    ------------
      Total stockholders' equity                                19,713,218      29,197,991
                                                              ------------    ------------
      Total liabilities and stockholders' equity              $ 22,980,155    $ 32,711,634
                                                              ------------    ------------


                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                                   ________

                                               Three months ended            Nine months ended
                                           ----------------------------  ----------------------------    Period from inception
                                           September 30,  September 30,  September 30,  September 30,     (August 1, 1985) to
                                              1998            1997           1998             1997          September 30, 1998
                                           -------------  -------------  -------------  -------------    ---------------------
Revenues:
   Product sales                           $      76,797  $      50,225  $     151,881  $     109,425    $             526,064
   Royalty revenue                                 2,276          1,489          4,506          3,243                  115,546
   Revenues from contract
    research/license agreements                                                350,000                              10,328,931
                                           -------------  -------------  -------------  -------------    ---------------------
     Total revenues                               79,073         51,714        506,387        112,668               10,970,541
                                           -------------  -------------  -------------  -------------    ---------------------
Operating costs and expenses:
   Cost of goods sold                             21,977         14,251         42,686         31,396                  162,457
   Royalties                                       2,372          1,551          4,691          3,380                   15,029
   Research and development                    2,175,320      2,003,995      5,768,521      5,353,295               36,503,304
   Depreciation and amortization                  70,737         58,801        224,272        177,988                1,321,423
   Marketing, general and administrative       2,060,412      1,882,164      5,367,371      4,723,272               21,093,036
                                           -------------  -------------  -------------  -------------    ---------------------
     Total costs and expenses                  4,330,818      3,960,762     11,407,541     10,289,331               59,095,249
                                           -------------  -------------  -------------  -------------    ---------------------
     Loss from operations                     (4,251,745)    (3,909,048)   (10,901,154)   (10,176,663)             (48,124,708)

Non operating income (expense):
   Interest income                               231,297        479,025        978,019      1,540,489                7,315,115
   Interest expense                              (35,342)       (38,451)      (105,642)       (94,440)                (598,033)
   Other                                                           (557)        (3,733)         3,150                  (51,309)
                                           -------------  -------------  -------------  -------------    ---------------------

     Loss before provision for income
      taxes, extraordinary item and
      cumulative effect of change in          (4,055,790)    (3,469,031)   (10,032,510)    (8,727,464)             (41,458,935)
      accounting
Provision for income taxes                          (485)          (729)        (4,626)        (1,539)                 (29,772)
                                           -------------  -------------  -------------  -------------    ---------------------
     Loss before extraordinary item and
      cumulative effect of change in
      accounting                              (4,056,275)    (3,469,760)   (10,037,136)    (8,729,003)             (41,488,707)
Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                              22,296

Cumulative effect of change in accounting                                                                           (1,041,047)
                                           -------------  -------------  -------------  -------------    ---------------------
     Net loss                                 (4,056,275)    (3,469,760)   (10,037,136)    (8,729,003)   $         (42,507,458)
                                           -------------  -------------  -------------  -------------    ---------------------
Other comprehensive income:
   Foreign currency translation adjustment        17,650                        19,460
   Unrealized gain on marketable debt
     securities, available-for-sale               47,221          7,112         36,711         17,708
                                           -------------  -------------  -------------  -------------

     Total other comprehensive income             64,871          7,112         56,171         17,708
                                           -------------  -------------  -------------  -------------

     Comprehensive loss                    $  (3,991,404) $  (3,462,648) $  (9,980,965)  $ (8,711,295)
                                           -------------  -------------  -------------  -------------

Basic and diluted loss per common share--

   Net loss per common share               $       (0.42) $       (0.36) $       (1.05) $       (0.92)
                                           -------------  -------------  -------------  -------------


Weighted average shares outstanding            9,631,302      9,509,539      9,595,081      9,485,720
                                           -------------  -------------  -------------  -------------

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   ________


                                                             Nine months ended
                                                      -------------------------------      Period from inception
                                                      September 30,     September 30,       (August 1, 1985) to
                                                          1998              1997             September 30, 1998
                                                      -------------     -------------        ------------------
Cash flows from operating activities:
  Net loss                                            $ (10,037,136)    $  (8,729,003)       $      (42,507,458)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Cumulative effect of accounting change                                                          1,041,047
      Depreciation and amortization                         224,272           177,988                 1,321,423
      Debt conversion expense                                                                           101,330
      Interest converted to equity                                                                       94,104
      Compensatory stock options and stock                                                                3,539
      Loss on retirement of assets                            3,778               859                    78,401
      Increase (decrease) due to changes in:
        Accounts receivable                                (129,274)          (19,781)                 (212,137)
        Prepaid expenses and other current assets           104,792          (336,105)                 (323,698)
        Other assets                                         (6,746)         (680,811)                 (214,593)
        Accounts payable                                    (78,682)           40,217                   354,984
        Accrued liabilities                                 204,476           350,079                   934,453
        Unearned advance royalty revenues                  (122,500)                                    227,500
                                                      -------------     -------------        ------------------
         Net cash used in operating activities           (9,837,020)       (9,196,557)              (39,101,105)
                                                      -------------     -------------        ------------------

Cash flows from investing activities:
   Capital expenditures                                     (93,126)          (98,871)               (3,308,505)
   Proceeds from sale of assets                                  50                25                    11,896
   Costs associated with license agreements                                                          (1,109,533)
   Advances to employees                                                                                 (1,650)
   Purchase of marketable debt securities,
      available-for-sale                                (14,404,574)       (6,191,468)              (66,786,358)
   Maturities of marketable debt securities,
      available-for-sale                                 18,775,551         4,979,783                53,271,627
   Purchase of treasury bills                                                                        (1,174,419)
   Proceeds from maturity of treasury bills                                                           1,174,419
   Purchase of certificate of deposit                                        (816,000)               (2,346,000)
   Proceeds from maturity of certificate of deposit         255,000           153,000                   561,000
                                                      -------------     -------------        ------------------
         Net cash provided by (used in) investing         4,532,901        (1,973,531)              (19,707,523)
                                                      -------------     -------------        ------------------

Cash flows from financing activities:
   Principal payments on notes payable                     (250,000)         (150,000)                 (587,500)
   Proceeds from issuance of notes payable                                    800,000                 3,337,700
   Principal payments on obligations under capital leases                                              (194,488)
   Proceeds from issuance of common stock                   496,192           455,838                60,903,519
   Collections on notes receivable from
      issuance of common stock                                                                           65,000
   Proceeds from issuance of preferred stock                                                            756,222
   Deferred offering costs                                                                             (277,103)
   Dividends paid on preferred stock                                                                   (491,884)
                                                      -------------     -------------        ------------------
         Net cash provided by financing activities          246,192         1,105,838                63,511,466
                                                      -------------     -------------        ------------------

Effect of exchange rate changes on cash                      19,460                                      19,460
                                                      -------------     -------------        ------------------

Net increase (decrease) in cash and cash equivalents     (5,038,467)      (10,064,250)                4,722,298
Cash and cash equivalents at beginning of period          9,760,765        22,807,608
                                                      -------------     -------------        ------------------
Cash and cash equivalents at end of period            $   4,722,298     $  12,743,358        $        4,722,298
                                                      -------------     -------------        ------------------


                                -  Continued  -

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)
                                   ________

                                                            Nine months ended
                                                    -------------------------------     Period from inception
                                                    September 30,     September 30,      (August 1, 1985) to
                                                        1998              1997            September 30, 1998
                                                    -------------     -------------    --------------------------
Supplemental schedule of noncash activities:
The Company issued stock and stock options for:
   Purchase of additional license agreement                                               $           5,400
   Notes receivable                                                                                  71,000

The Company purchased leasehold improvements
   using accounts payable                                                                           251,507

The Company entered into various capital lease
   arrangements                                                                                     204,610

The Company received stock as payment of a
   note receivable                                                                                    4,226

The Company converted senior promissory notes,
   demand notes and interest to voting preferred stock                                            1,000,200

                    The accompanying notes are an integral
                       part of the financial statements

                           ANESTA CORP.ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              -----------------


1.   Significant Accounting Policies:
     -------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and for the period from inception (August 1, 1985) to September 30, 1998, and its cash flows for the nine months ended September 30, 1998 and 1997 and for the period from inception (August 1, 1985) to September 30, 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1997 and quarterly reports on Form 10-Q for the periods ended June 30, 1998 and March 31, 1998.

     Net Loss Per Share
     ------------------

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per
                                                                 ------------
     Share (EPS).  Basic EPS excludes dilution and is computed by dividing
     -----
     income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of September 30, 1998, options to purchase 1,640,610 shares of common stock at prices between $5.00 and $19.25 per share were outstanding. As of September 30, 1997, options to purchase 1,018,550 shares of common stock at prices between $0.80 and $19.25 were outstanding. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

2.   Cash and Cash Equivalents and Marketable Debt Securities:
     --------------------------------------------------------

     At September 30, 1998, the Company maintained a majority of its cash and cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:
     ------------

     The provision for income taxes for the three and nine months ended September 30, 1998 and 1997 is related solely to state income taxes.

4.   Revolving/Term Promissory Note Agreements:
     -----------------------------------------

     On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million. On May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million.  Additionally, on March 20, 1997, the

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                ---------------


4.   Revolving/Term Promissory Note Agreements, Continued
     -----------------------------------------

     Company entered into an 8 year term note for an additional $800,000, for a total of $2.3 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (5.60% at September 30, 1998). As of September 30, 1998 three payments totaling $550,000 had been made leaving a balance of $1,750,000. Annual payments in the amount of $250,000 will be made on approximately July 15 for the next 7 years beginning on July 15, 1999. Borrowings under the agreement are collateralized by a certificate of deposit in the amount of $1,785,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Collaborative Relationships:
     ---------------------------

     Effective October 12, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OT-fentanyl products in all countries in the world except the U.S. As the Company receives payments related to international partnering for OT-fentanyl products, the Company is obligated to make certain payments to A.I. until the remaining $350,000 has been fully repaid, at which time such payments to A.I. will cease. As of September 30, 1998, the Company had made payments of $122,500, leaving a balance of $227,500 owed to A.I.

     On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer (Ferrer) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq/(R)/, in Spain and Portugal. Under terms of the agreement, Ferrer made a non-refundable payment to the Company and will have exclusive rights in Spain and Portugal to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Ferrer by Anesta. The Company does not believe commercial manufacturing will begin before December 31, 1999. Grupo Ferrer is a leading private Spanish pharmaceutical company.

     On June 4, 1998, the Company announced the signing of an exclusive agreement with Laboratoire L. Lafon (Lafon) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon made a non-refundable payment to the Company and will have exclusive rights in France to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Lafon by Anesta. The Company does not believe commercial manufacturing will begin before December 31, 1999. Lafon is a leading private French pharmaceutical company.

6.   Actiq Approval:
     --------------

     On November 5, 1998 the Company announced that the U.S. Food and Drug Administration (FDA) had cleared Actiq (oral transmucosal fentanyl citrate) for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Actiq is expected to be available during March 1999.

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   _________


7. Stockholders' Equity:
   --------------------

   The table below presents the activity in stockholders' equity from January 1, 1998 to September 30, 1998:

                                                                                     Deficit
                                                Common Stock                       Accumulated      Accumulated
                                   ------------------------------------------      During the         Other
                                                                  Paid-in          Development     Comprehensive
                                      Shares        Amount        Capital             Stage         Income (Loss)     Total
                                   ------------   ---------   ---------------    --------------   -------------- --------------
Balance at January 1, 1998            9,551,465   $   9,551   $    62,142,239    $  (32,962,206)  $        8,407 $   29,197,991

Exercise of stock options in
   Jan. 1998 for cash and stock
   (at $0.80 to $13.50 per share)         8,916           9           (19,580)                                          (19,571)

Exercise of stock options in
   Feb. 1998 for cash
   (at $1.00 to $16.50 per share)         5,577           6            54,751                                            54,757

Exercise of stock options in
   Mar. 1998 for cash
   (at $5.00 to $14.125 per share)        3,857           4            30,726                                            30,730

Exercise of stock options in
   Apr. 1998 for cash
   (at $1.00 to $11.00 per share)        10,178          10            49,928                                            49,938

Exercise of stock options in
   May 1998 for cash
   (at $1.00 to $12.75 per share)         8,376           8            58,831                                            58,839

Exercise of stock options in
   June 1998 for cash
   (at $1.00 to $14.125 per share)        8,943           9            73,966                                            73,975

Exercise of stock options in
   July 1998 for cash
   (at $1.00 to $14.125 per share)        4,698           5            33,139                                            33,144

Exercise of stock options in
   August 1998 for cash
   (at $1.00 to $14.125 per share)       41,199          41           154,958                                           154,999

Exercise of stock options in
   September 1998 for cash
   (at $1.00 to $14.125 per share)        5,478           5            59,376                                            59,382

Net loss                                                                            (10,037,136)                    (10,037,136)

Other comprehensive income                                                                                56,171         56,171
                                   ------------   ---------   ---------------    --------------   -------------- --------------

Balance at September 30, 1998         9,648,687   $   9,648   $    62,638,334    $  (42,999,342)  $       64,578 $   19,713,218
                                   ============   =========   ===============    ==============   ============== ==============

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

RESULTS OF OPERATIONS

Revenues.

Total revenues increased by $27,400 or 53.0% for the three months ended September 30, 1998 as compared to the corresponding period in 1997 and by $393,700 or 349.4% for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The increase for the three months ended September 30, 1998 is a result of the growth in the number of new orders and reorders of the Company's first oral transmucosal product, Fentanyl Oralet/(R)/. The increase for the nine months ended September 30, 1998 is primarily a result of new collaborative relationships for Spain, Portugal and France (See Note 5 to Financial Statements).

On November 4, 1998 the FDA cleared Actiq for marketing. It is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Actiq is expected to be available during March 1999. Under the Company's agreements with Abbott Laboratories (Abbott), Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $171,300 or 8.5% for the three months ended September 30, 1998 as compared to the corresponding period in 1997 and by $415,200 or 7.8% for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The increase is due to higher expenditures in 1998 related to clinical research programs and for the preparation, filing and support of the amendment for the Actiq New Drug Application (NDA). The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development and manufacturing process development activities.

Depreciation and amortization expense increased by $11,900 or 20.2% for the three months ended September 30, 1998 as compared to the corresponding period in 1997 and by $46,300 or 26.0% for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The increase in 1998 is due to the Company's remodeling of additional facilities near the end of 1997.

Marketing, general and administrative expenses increased by $178,200 or 9.5% for the three months ended September 30, 1998 as compared to the corresponding period in 1997 and by $644,000 or 13.6% for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for personnel, corporate development activities, European operations, marketing research, and Actiq pre-launch marketing activities. The Company expects that its marketing and general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq pre-launch market development and market launch activities, European operations including international clinical research studies and corporate development activities.

Non Operating Income (Expense).

Interest income decreased by $247,700 or 51.7% for the three months ended September 30, 1998 as compared to the corresponding period in 1997 and by $562,500 or 36.5% for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The decrease is primarily due to a reduction in the amount of invested funds.

Interest expense decreased by $3,100 or 8.1% for the three months ended September 30, 1998 as compared to the corresponding period in 1997 and increased by $11,200 or 11.8% for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The decrease and the increase are primarily due to borrowings under the term note and related payments thereon (See Note 4 to Financial Statements).

Income Taxes.

The provision for income taxes in 1998 and 1997 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years.

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities, the increase in marketing, general and administrative expenses and other factors discussed above, the net loss for the three months ended September 30, 1998 was $4,056,300 or $0.42 per share as compared to $3,469,800 or $0.36 per share for the same period in 1997. The net loss for the nine months ended September 30, 1998 was $10,037,136 or $1.05 per share as compared to $8,729,003 or $0.92 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents totaling $4,722,300, $1,785,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $13,541,400 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $20,048,743 as of September 30, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $9,837,000 for the nine months ended September 30, 1998 compared to $9,196,600 for the corresponding period in 1997. The increase in cash used in the period is a direct result of the increase in net loss, offset by lower working capital requirements in 1998.

During the nine months ended September 30, 1998, the Company made capital expenditures of approximately $93,100 as compared to capital expenditures of $98,900 during the corresponding period in 1997. During the nine months ended September 30, 1998, the Company received net proceeds from the maturity of marketable debt securities of $4,371,000. This compares to a net increase in marketable debt securities of $1,211,700 during the corresponding period in 1997. During the nine months ended September 30, 1997 the Company purchased a certificate of deposit in the amount of $816,000, of which, $255,000 matured in 1998 and $153,000 in 1997.

During the nine months ended September 30, 1998, the Company realized cash proceeds of $496,200 relating to the exercise of stock options. During the nine months ended September 30, 1997 the Company realized cash proceeds of $455,800 relating to the exercise of stock options and $800,000 from issuance of notes payable (See Note 4 to Financial Statements). During the nine months ended September 30, 1998 and 1997, the Company made principal payments on notes payable of $250,000 and $150,000 respectively.

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

Year 2000 Compliance.

Many currently installed computer systems are unable to distinguish between the year 1900 and the year 2000. This is commonly known as the Year 2000 ("Y2K") issue. As a result, business entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations.

The Company utilizes management information systems and software technology that may be affected by Y2K issues throughout its business. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet internal and external requirements. The Company currently uses vendor supplied finance and accounting software and as of September 30, 1998 the Company had received written confirmation that all finance and accounting software is Y2K compliant. The Company's information systems group continues to review additional information technology systems and non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes needed for Company Y2K compliance by June 30, 1999.

The Company has contacted key suppliers and customers regarding their Y2K compliance to determine any impact on operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Y2K issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

Based on the progress the Company has made in addressing its Y2K issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Y2K compliance at this time. However, the Company will continue to contact its key suppliers and customers in an effort to minimize any potential Y2K compliance impact as it is not possible to guarantee their compliance. As the Company's plan is to address its significant Y2K issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Y2K compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

Other Matters.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

PART II.     OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     On November 5, 1998 the Company released the following press release:


              U.S. FDA Clears Actiq for Breakthrough Cancer Pain

                            First Product Approved
                     For Treating Breakthrough Cancer Pain


Salt Lake City, UT -- November 5, 1998 -- Anesta Corp. (Nasdaq: NSTA) announced today that the U.S. Food and Drug Administration (FDA) has cleared Actiq/(R)/
(oral transmucosal fentanyl citrate) for marketing.   Actiq is the first product
specifically designed and studied for breakthrough cancer pain. It is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Breakthrough cancer pain is a flare of severe cancer pain, which "breaks through" the medication that is being administered at regular intervals for persistent cancer pain.

Breakthrough cancer pain is a component of chronic cancer pain that is particularly difficult to treat due to its severity, rapid onset and frequent unpredictability. Approximately 50 percent of all cancer pain patients, more than 800,000 patients in the United States, experience breakthrough cancer pain.

Actiq is contraindicated in the management of acute or postoperative pain and must not be used in opioid non-tolerant patients. It is intended to be used only in the care of cancer patients by oncologists and pain specialists who are skilled in the use of Schedule II opioids to treat cancer pain. The most common adverse events observed with product use in breakthrough cancer pain patients are somnolence, nausea, vomiting and dizziness, which are generally associated with opioid therapy.

"We believe that Actiq will provide a valuable new tool for clinicians to help cancer patients control their breakthrough cancer pain," said Thomas B. King, Anesta's president and chief executive officer. "We have worked diligently with the FDA to address their questions related to Actiq's careful use in the home setting, clinical results, data analysis, and manufacturing information. Actiq is expected to be available during March 1999."

The introduction and marketing of Actiq will be accompanied by a comprehensive risk management program of educational and safe use messages which inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product. This program is designed to address potential risk situations; accidental ingestion by children, improper patient selection and diversion or abuse. The most clinically meaningful adverse event concern is the potential for respiratory depression. As with all strong pain medicines, steps must be taken to prevent access to Actiq by anyone other than the person for whom the product was prescribed.

Abbott Laboratories (NYSE: ABT) will market Actiq, which will be available only by prescription for cancer patients who are already receiving opioid analgesic therapy. "We have partnered with Anesta Corp. since 1989, for their OT-fentanyl product line," said Richard A. Gonzalez, senior vice president, hospital products at Abbott. "We are extremely pleased to move forward with this exciting new product for breakthrough cancer pain, expanding Abbott's offering of pain management and oncology products."

Anesta is a leader in oral transmucosal drug delivery. The company's first oral transmucosal product, Fentanyl Oralet/(R)/, is cleared for marketing by the FDA for use in surgical premedication and for sedation/analgesia prior to diagnostic or therapeutic procedures in hospital settings. Other products in clinical development using Anesta's OT-system for drug delivery include OT-nicotine for smoking cessation and OT-etomidate for short-acting sedation.

Further information is available on the Anesta homepage at
http://www.anesta.com.
---------------------

This news release contains forward looking statements regarding the anticipated date of product availability that involve risk and uncertainties. Future events may differ materially from those discussed herein, due to a number of factors, including uncertainties related to manufacturing, timing of product introduction, and regulatory action, as well as other factors which are more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


Date:   November 12, 1998                        ANESTA CORP.


                                         By:  /s/  Thomas B. King
                                            -------------------------------
                                            Thomas B. King, President and
                                            Chief Executive Officer
                                            (Authorized Signatory)


                                         By:  /s/  Roger P. Evans
                                            -------------------------------
                                            Roger P. Evans, Vice President-
                                            Finance and Administration
                                            (Principal Accounting Officer)