Form 10-Q/A
period 1998-06-30
ANESTA CORP /DE/
filed 1998-11-20
CIK 915916

                                   AS AMENDED

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended June 30, 1998.

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
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

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
Yes  [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

     Common Stock $.001 par value                       9,606,510
     ----------------------------            ------------------------------
                 Class                       Outstanding at August 14, 1998

                                  ANESTA CORP.
                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I. FINANCIAL INFORMATION

Balance Sheets -
        June 30, 1998 (unaudited) and December 31, 1997                             2

Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 1998 and 1997 (unaudited) and the period from inception
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

                                  ANESTA CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   -----------

                                                                  June 30,           December 31,
                                                                    1998                 1997
                                                                ------------         ------------
                                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                    $ 10,411,755         $  9,760,765
   Current portion of certificate of deposit                         255,000              255,000
   Marketable debt securities,
    available-for-sale                                            11,048,719           17,875,711
   Accounts receivable                                               167,640               82,863
   Prepaid expenses and other current assets                         630,301              428,490
                                                                ------------         ------------
      Total current assets                                        22,513,415           28,402,829
                                                                ------------         ------------
Property and equipment, at cost:
   Furniture and equipment                                           928,008              910,443
   Leasehold improvements                                          2,327,372            2,278,941
   Accumulated depreciation                                       (1,008,599)            (870,848)
                                                                ------------         ------------
                                                                   2,246,781            2,318,536
                                                                ------------         ------------
Other assets:
   Certificate of deposit                                          1,785,000            1,785,000
   Other assets                                                      212,406              205,269
                                                                ------------         ------------
                                                                   1,997,406            1,990,269
                                                                ------------         ------------
      Total assets                                              $ 26,757,602         $ 32,711,634
                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $    230,076         $    433,666
   Accrued liabilities:
     Accrued compensation                                            530,904              477,231
     Accrued research and development costs                           49,255              200,000
     Other                                                           175,268               52,746
   Current portion of notes payable                                  250,000              250,000
                                                                ------------         ------------
       Total current liabilities                                   1,235,503            1,413,643

Unearned revenues                                                    490,000              350,000
Notes payable                                                      1,750,000            1,750,000
                                                                ------------         ------------
       Total liabilities                                           3,475,503            3,513,643
                                                                ------------         ------------
Stockholders' equity:
   Common stock, par value, $.001 per share; Authorized:
     15,000,000 shares; Issued and outstanding:                    9,597,312
     in 1998 and 9,551,465 in 1997                                     9,597                9,551
   Additional paid-in capital                                     62,390,861           62,142,239
   Deficit accumulated during the development stage              (39,118,066)         (32,962,206)
   Accumulated other comprehensive income (loss)                        (293)               8,407
                                                                ------------         ------------
       Total stockholders' equity                                 23,282,099           29,197,991
                                                                ------------         ------------
       Total liabilities and stockholders' equity               $ 26,757,602         $ 32,711,634
                                                                ============         ============


                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                                    --------


                                                Three months ended                 Six months ended                 Period from
                                           ----------------------------      -----------------------------            inception
                                             June 30,        June 30,          June 30,         June 30,         (August 1, 1985) to
                                              1998             1997              1998             1997              June 30, 1998
                                           -----------      -----------      ------------      -----------       -------------------
Revenues:
    Product sales                          $    36,299      $    34,970      $     75,085      $    59,201          $    449,268
    Royalty revenue                              1,079            1,036             2,229            1,753               113,269
    Revenues from contract research/
      license agreements                       175,000                            175,000                             10,153,931
                                           -----------      -----------      ------------      -----------          ------------

      Total revenues                           212,378           36,006           252,314           60,954            10,716,468
                                           -----------      -----------      ------------      -----------          ------------

Operating costs and expenses:
    Cost of goods sold                           9,812           10,122            20,709           17,144               140,480
    Royalties                                    1,121            1,080             2,319            1,829                12,657
    Research and development                 1,677,150        1,532,848         3,593,201        3,349,299            34,327,984
    Depreciation and amortization               76,487           59,628           153,535          119,188             1,250,686
    Marketing, general and
      administrative                         1,901,837        1,305,805         3,306,958        2,841,109            19,032,623
                                           -----------      -----------      ------------      -----------          ------------

      Total costs and expenses               3,666,407        2,909,483         7,076,722        6,328,569            54,764,430
                                           -----------      -----------      ------------      -----------          ------------

      Loss from operations                  (3,454,029)      (2,873,477)       (6,824,408)      (6,267,615)          (44,047,962)

Non operating income (expense):
    Interest income                            336,694          489,514           746,722        1,061,464             7,083,818
    Interest expense                           (38,844)         (36,724)          (70,300)         (55,990)             (562,691)
    Other                                       (3,192)           3,683            (3,733)           3,708               (51,309)
                                           -----------      -----------      ------------      -----------          ------------

      Loss before provision for
        income taxes, extraordinary
        item and cumulative
        effect of change in accounting      (3,159,371)      (2,417,004)       (6,151,719)      (5,258,433)          (37,578,144)

Provision for income taxes                      (3,275)                            (4,141)            (810)              (29,287)
                                           -----------      -----------      ------------      -----------          ------------
      Loss before extraordinary
        item and cumulative effect
        of change in accounting             (3,162,646)      (2,417,004)       (6,155,860)      (5,259,243)          (37,607,431)

Extraordinary item - reduction of
    income taxes arising from
    carryforward of prior
    years' operating losses                                                                                               22,296

Cumulative effect of change
    in accounting                                                                                                     (1,041,047)
                                           -----------      -----------      ------------      -----------          ------------
      Net loss                              (3,162,646)      (2,417,004)       (6,155,860)      (5,259,243)         $(38,626,182)
                                                                                                                    ============
Other comprehensive income (loss):
    Foreign currency translation
      adjustment                                 1,810                              1,810
    Unrealized gain (loss) on
      marketable debt securities,
      available-for-sale                         2,680           41,343           (10,510)          10,596
                                           -----------      ------------      -----------      -----------
      Total other comprehensive
        income (loss)                            4,490           41,343            (8,700)          10,596
                                           -----------      ------------      -----------      -----------
      Comprehensive loss                   $(3,158,156)     $(2,375,661)     $ (6,164,560)     $(5,248,647)
                                           -----------      ------------      -----------      -----------
Basic and diluted loss per
  common share--
    Net loss per common share              $     (0.33)     $     (0.25)     $      (0.64)     $     (0.56)
                                           ===========      ===========      ============      ===========
Weighted average shares outstanding          9,588,558        9,485,378         9,581,348        9,473,810
                                           ===========      ===========      ============      ===========

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                    --------

                                                                           Six months ended
                                                                   ---------------------------------     Period from inception
                                                                      June 30,            June 30,        (August 1, 1985) to
                                                                       1998                 1997              June 30, 1998
                                                                   ------------         ------------     ----------------------
Cash flows from operating activities:
   Net loss                                                        $ (6,155,860)        $ (5,259,243)        $(38,626,182)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Cumulative effect of accounting change                                                                    1,041,047
      Depreciation and amortization                                     153,535              119,188            1,250,686
      Debt conversion expense                                                                                     101,330
      Interest converted to equity                                                                                 94,104
      Compensatory stock options and stock                                                                          3,539
      Loss on retirement of assets                                        3,778                  302               78,401
      Increase (decrease) due to changes in:
       Accounts receivable                                              (84,777)             396,369             (167,640)
       Prepaid expenses and other current assets                       (201,811)            (466,184)            (630,301)
       Other assets                                                      (7,137)            (390,821)            (214,984)
       Accounts payable                                                (203,590)             (53,225)             230,076
       Accrued liabilities                                               25,450               43,586              755,427
       Unearned revenues                                                140,000                                   490,000
                                                                   ------------         ------------         ------------
        Net cash used in operating activities                        (6,330,412)          (5,610,028)         (35,594,497)
                                                                   ------------         ------------         ------------

Cash flows from investing activities:
   Capital expenditures                                                 (85,608)             (24,564)          (3,300,987)
   Proceeds from sale of assets                                              50                   25               11,896
   Costs associated with license agreements                                                                    (1,109,533)
   Advances to employees                                                                                           (1,650)
   Purchase of marketable debt securities,
      available-for-sale                                             (9,952,176)          (6,030,428)         (62,333,960)
   Maturities of marketable debt securities,
      available-for-sale                                             16,768,658            4,979,783           51,264,734
   Purchase of treasury bills                                                                                  (1,174,419)
   Proceeds from maturity of treasury bills                                                                     1,174,419
   Purchase of certificate of deposit                                                       (816,000)          (2,346,000)
   Proceeds from maturity of certificate of deposit                                                               306,000
                                                                   ------------         ------------         ------------
        Net cash provided by (used in) investing activities           6,730,924           (1,891,184)         (17,509,500)
                                                                   ------------         ------------         ------------

Cash flows from financing activities:
   Principal payments on notes payable                                                                           (337,500)
   Proceeds from issuance of notes payable                                                   800,000            3,337,700
   Principal payments on obligations under capital leases                                                        (194,488)
   Proceeds from issuance of common stock                               248,668              129,329           60,655,995
   Collections on notes receivable from
      issuance of common stock                                                                                     65,000
   Proceeds from issuance of preferred stock                                                                      756,222
   Deferred offering costs                                                                                       (277,103)
   Dividends paid on preferred stock                                                                             (491,884)
                                                                   ------------         ------------         ------------
        Net cash provided by financing activities                       248,668              929,329           63,513,942
                                                                   ------------         ------------         ------------

Effect of exchange rate changes on cash                                   1,810                                     1,810
                                                                   ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                    650,990           (6,571,883)          10,411,755
Cash and cash equivalents at beginning of period                      9,760,765           22,807,608
                                                                   ------------         ------------         ------------
Cash and cash equivalents at end of period                         $ 10,411,755         $ 16,235,725         $ 10,411,755
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

                                  - Continued -

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                    --------

                                                                           Six months ended
                                                                   ---------------------------------     Period from inception
                                                                      June 30,            June 30,        (August 1, 1985) to
                                                                       1997                 1998               June 30, 1998
                                                                   ------------         ------------     ----------------------
Supplemental schedule of noncash activities:
The Company issued stock and stock
  options for:
   Purchase of additional license agreement                                                                      $  5,400
   Notes receivable                                                                                                71,000

The Company purchased leasehold improvements
   using accounts payable                                                                                         251,507

The Company entered into various capital lease
   arrangements                                                                                                   204,610

The Company received stock as payment of a
   note receivable                                                                                                  4,226

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                   ----------

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

                                   ----------

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

        On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer (Ferrer) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq(R), in Spain and Portugal. Under terms of the agreement, Ferrer made a payment to the Company and will have exclusive rights in Spain and Portugal to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Ferrer by Anesta. Grupo Ferrer is a leading private Spanish pharmaceutical company.

        On June 4, 1998, the Company announced the signing of an exclusive agreement with Laboratoire L. Lafon (Lafon) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon made a payment to the Company and will have exclusive rights in France to market and distribute Actiq and certain other product applications of OT-fentanyl which will be manufactured for Lafon by Anesta. Lafon is a leading private French pharmaceutical company.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


6.      Stockholders' Equity:

        The table below presents the activity in stockholders' equity from January 1, 1998 to June 30, 1998:

                                                                                        Deficit
                                                       Common Stock                   Accumulated     Accumulated
                                          -------------------------------------        During the        Other
                                                                      Paid-in         Development    Comprehensive
                                           Shares       Amount        Capital            Stage         Income(Loss)      Total
                                          ---------     ------     ------------      --------------  --------------   ------------
Balance at January 1, 1998                9,551,465     $9,551     $ 62,142,239      $  (32,962,206)     $ 8,407      $ 29,197,991

Exercise of stock options in
     Jan. 1998 for cash and stock
     (at $0.80 to $13.50 per share)           8,916          9          (19,580)                                           (19,571)

Exercise of stock options in
     Feb. 1998 for cash
     (at $1.00 to $16.50 per share)           5,577          6           54,751                                             54,757

Exercise of stock options in
     Mar. 1998 for cash
     (at $5.00 to $14.125 per share)          3,857          4           30,726                                             30,730

Exercise of stock options in
     Apr. 1998 for cash
     (at $1.00 to $11.00 per share)          10,178         10           49,928                                             49,938

Exercise of stock options in
     May 1998 for cash
     (at $1.00 to $12.75 per share)           8,376          8           58,831                                             58,839

Exercise of stock options in
     June 1998 for cash
     (at $1.00 to $14.125 per share)          8,943          9           73,966                                             73,975

Net loss                                                                                 (6,155,860)                    (6,155,860)

Other comprehensive loss                                                                                  (8,700)           (8,700)
                                          ---------     ------     ------------      --------------      -------      ------------
Balance at June 30, 1998                  9,597,312     $9,597     $ 62,390,861      $  (39,118,066)     $  (293)     $ 23,282,099
                                          =========     ======     ============      ==============      =======      ============

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

RESULTS OF OPERATIONS

Revenues.

Total revenues increased by $176,400 or 489.9% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 and by $191,400 or 314.0% for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The increase is a result of new collaborative relationships for Spain, Portugal and France (See Note 5 to Financial Statements) and growth in the number of new orders and reorders of the Company's first oral transmucosal product, Fentanyl Oralet(R).

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

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities and other factors discussed above, the net loss for the three months ended June 30, 1998 was $3,162,646 or $0.33 per share as compared to $2,417,000 or $0.25 per share for the same period in 1997. The net loss for the six months ended June 30, 1998 was $6,155,860 or $0.64 per share as compared to $5,259,200 or $0.56 per share for the same period in 1997.

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

                                                     Votes Against
                                    Votes For         Or Withheld      Votes Abstained  Broker Non-Votes
                                    ---------        -------------     ---------------  ----------------
Election of Directors:
   Edwin M. Kania, Jr.              8,394,005           482,990        Not Applicable    Not Applicable
   Thomas B. King                   8,393,488           483,507        Not Applicable    Not Applicable
   Richard H. Leazer                8,393,530           483,465        Not Applicable    Not Applicable
   William C. Moeller               8,393,488           483,507        Not Applicable    Not Applicable
   Emanuel M. Papper                8,383,648           493,347        Not Applicable    Not Applicable
   Daniel L. Kisner                 8,394,030           482,965        Not Applicable    Not Applicable
   Theodore H. Stanley              8,393,513           483,482        Not Applicable    Not Applicable
   Richard P. Urfer                 8,394,513           482,482        Not Applicable    Not Applicable
Approval of an amendment
   to the Company's 1993
   Stock Option Plan                6,234,357         2,556,183            18,187             68,268
Approval of an amendment
   to the Company's 1993
   Non-Employee Directors'
   Stock Option Plan                8,041,565           814,133            21,297               None
Ratification of Coopers &
   Lybrand L.L.P. as independent
   auditors for the fiscal year
   ending December 31, 1998         8,856,858            15,682             4,455               None

Item 5.  Other Information

         Notice of Deadlines for Stockholder Proposals for 1999 Proxy Statement

         The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A and the date after which notice of a stockholder proposal submitted outside the procedures of Rule 14a-8 is considered untimely is February 1, 1999.

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


Date:   November 20, 1998               ANESTA CORP.


                                        By:  /s/  THOMAS B. KING
                                             -----------------------------------
                                             Thomas B. King, President and
                                             Chief Executive Officer
                                             (Authorized Signatory)


                                        By:  /s/   ROGER P. EVANS
                                             -----------------------------------
                                             Roger P. Evans, Vice President-
                                             Finance and Administration
                                             (Principal Accounting Officer)