Form 10-Q/A
period 1998-09-30
ANESTA CORP /DE/
filed 1998-11-20
CIK 915916

                                    AMENDED

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q / A

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

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
Yes  [X]  No  [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

      Common Stock $.001 par value                      9,672,314
      ----------------------------           -------------------------------
                  Class                      Outstanding at November 9, 1998

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

Management's Discussion and Analysis ofFinancial Condition and Results
           of Operations                                                                    9

PART II.   OTHER INFORMATION                                                               12

SIGNATURES                                                                                 14

                                  ANESTA CORP.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                  -----------

                                                                 September 30,        December 31,
                                                                     1998                 1997
                                                                 ------------         ------------
                                                                 (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                    $  4,722,298         $  9,760,765
    Current portion of certificate of deposit                         255,000              255,000
    Marketable debt securities,
      available-for-sale                                           13,541,445           17,875,711
    Accounts receivable                                               212,137               82,863
    Prepaid expenses and other current assets                         323,698              428,490
                                                                 ------------         ------------
        Total current assets                                       19,054,578           28,402,829
                                                                 ------------         ------------
Property and equipment, at cost:
    Furniture and equipment                                           935,526              910,443
    Leasehold improvements                                          2,327,372            2,278,941
    Accumulated depreciation                                       (1,079,336)            (870,848)
                                                                 ------------         ------------
                                                                    2,183,562            2,318,536
                                                                 ------------         ------------
Other assets:
    Certificate of deposit                                          1,530,000            1,785,000
    Other assets                                                      212,015              205,269
                                                                 ------------         ------------
                                                                    1,742,015            1,990,269
                                                                 ------------         ------------
        Total assets                                             $ 22,980,155         $ 32,711,634
                                                                 ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $    354,984         $    433,666
    Accrued liabilities:
      Accrued compensation                                            814,461              477,231
      Accrued research and development costs                                               200,000
      Other                                                           119,992               52,746
    Current portion of notes payable                                  250,000              250,000
                                                                 ------------         ------------
         Total current liabilities                                  1,539,437            1,413,643

Unearned revenues                                                     402,500              350,000
Notes payable                                                       1,500,000            1,750,000
                                                                 ------------         ------------
         Total liabilities                                          3,441,937            3,513,643
                                                                 ------------         ------------
Stockholders' equity:
    Common stock, par value, $.001 per share; Authorized:
      15,000,000 shares; Issued and outstanding: 9,648,687
      in 1998 and 9,551,465 in 1997                                     9,648                9,551
    Additional paid-in capital                                     62,638,334           62,142,239
    Deficit accumulated during the development stage              (43,174,342)         (32,962,206)
    Accumulated other comprehensive income                             64,578                8,407
                                                                 ------------         ------------
         Total stockholders' equity                                19,538,218           29,197,991
                                                                 ------------         ------------
         Total liabilities and stockholders' equity              $ 22,980,155         $ 32,711,634
                                                                 ============         ============

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                   ----------

                                                                                                                    Period from
                                                Three months ended                  Nine months ended                inception
                                          -------------------------------     --------------------------------   (August 1, 1985) to
                                          September 30,     September 30,     September 30,      September 30,      September 30,
                                             1998               1997              1998               1997               1998
                                          -------------     -------------     -------------      ------------    ------------------
Revenues:
    Product sales                         $    76,797       $    50,225       $    151,881       $    109,425       $    526,064
    Royalty revenue                             2,276             1,489              4,506              3,243            115,546
    Revenues from contract research/
      license agreements                                                           175,000                            10,153,931
                                          -----------       -----------       ------------       ------------       ------------
      Total revenues                           79,073            51,714            331,387            112,668         10,795,541
                                          -----------       -----------       ------------       ------------       ------------
Operating costs and expenses:
    Cost of goods sold                         21,977            14,251             42,686             31,396            162,457
    Royalties                                   2,372             1,551              4,691              3,380             15,029
    Research and development                2,175,320         2,003,995          5,768,521          5,353,295         36,503,304
    Depreciation and amortization              70,737            58,801            224,272            177,988          1,321,423
    Marketing, general and
      administrative                        2,060,412         1,882,164          5,367,371          4,723,272         21,093,036
                                          -----------       -----------       ------------       ------------       ------------
      Total costs and expenses              4,330,818         3,960,762         11,407,541         10,289,331         59,095,249
                                          -----------       -----------       ------------       ------------       ------------

      Loss from operations                 (4,251,745)       (3,909,048)       (11,076,154)       (10,176,663)       (48,299,708)

Non operating income (expense):
    Interest income                           231,297           479,025            978,019          1,540,489          7,315,115
    Interest expense                          (35,342)          (38,451)          (105,642)           (94,440)          (598,033)
    Other                                                          (557)            (3,733)             3,150            (51,309)
                                          -----------       -----------       ------------       ------------       ------------

      Loss before provision for income
       taxes, extraordinary item and
       cumulative effect of change
       in accounting                       (4,055,790)       (3,469,031)       (10,207,510)        (8,727,464)       (41,633,935)

Provision for income taxes                       (485)             (729)            (4,626)            (1,539)           (29,772)
                                          -----------       -----------       ------------       ------------       ------------
      Loss before extraordinary item
       and cumulative effect of
       change in accounting                (4,056,275)       (3,469,760)       (10,212,136)        (8,729,003)       (41,663,707)

Extraordinary item - reduction of
    income taxes arising from
    carryforward of prior
    years' operating losses                                                                                               22,296

Cumulative effect of change in
    accounting                                                                                                        (1,041,047)
                                          -----------       -----------       ------------       ------------       ------------
      Net loss                             (4,056,275)       (3,469,760)       (10,212,136)        (8,729,003)      $(42,682,458)
                                                                                                                    ============

Other comprehensive income:
    Foreign currency translation
      adjustment                               17,650                               19,460
    Unrealized gain on marketable
      debt securities,
      available-for-sale                       47,221             7,112             36,711             17,708
                                          -----------       -----------       ------------       ------------
      Total other comprehensive income         64,871             7,112             56,171             17,708
                                          -----------       -----------       ------------       ------------
      Comprehensive loss                  $(3,991,404)      $(3,462,648)      $(10,155,965)      $ (8,711,295)
                                          ===========       ===========       ============       ============
Basic and diluted loss per
    common share--

    Net loss per common share             $     (0.42)      $     (0.36)      $      (1.06)      $      (0.92)
                                          ===========       ===========       ============       ============

Weighted average shares outstanding         9,631,302         9,509,539          9,595,081          9,485,720
                                          ===========       ===========       ============       ============

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   ----------

                                                                           Nine months ended
                                                                 ------------------------------------     Period from inception
                                                                 September 30,          September 30,      (August 1, 1985) to
                                                                     1998                   1997           September 30, 1998
                                                                 ------------           ------------      ---------------------
Cash flows from operating activities:
    Net loss                                                     $(10,212,136)          $ (8,729,003)          $(42,682,458)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Cumulative effect of accounting change                                                                     1,041,047
       Depreciation and amortization                                  224,272                177,988              1,321,423
       Debt conversion expense                                                                                      101,330
       Interest converted to equity                                                                                  94,104
       Compensatory stock options and stock                                                                           3,539
       Loss on retirement of assets                                     3,778                    859                 78,401
       Increase (decrease) due to changes in:
        Accounts receivable                                          (129,274)               (19,781)              (212,137)
        Prepaid expenses and other current assets                     104,792               (336,105)              (323,698)
        Other assets                                                   (6,746)              (680,811)              (214,593)
        Accounts payable                                              (78,682)                40,217                354,984
        Accrued liabilities                                           204,476                350,079                934,453
        Unearned revenues                                              52,500                                       402,500
                                                                 ------------           ------------           ------------
         Net cash used in operating activities                     (9,837,020)            (9,196,557)           (39,101,105)
                                                                 ------------           ------------           ------------
Cash flows from investing activities:
    Capital expenditures                                              (93,126)               (98,871)            (3,308,505)
    Proceeds from sale of assets                                           50                     25                 11,896
    Costs associated with license agreements                                                                     (1,109,533)
    Advances to employees                                                                                            (1,650)
    Purchase of marketable debt securities,
       available-for-sale                                         (14,404,574)            (6,191,468)           (66,786,358)
    Maturities of marketable debt securities,
       available-for-sale                                          18,775,551              4,979,783             53,271,627
    Purchase of treasury bills                                                                                   (1,174,419)
    Proceeds from maturity of treasury bills                                                                      1,174,419
    Purchase of certificate of deposit                                                      (816,000)            (2,346,000)
    Proceeds from maturity of certificate of deposit                  255,000                153,000                561,000
                                                                 ------------           ------------           ------------
         Net cash provided by (used in) investing activities        4,532,901             (1,973,531)           (19,707,523)
                                                                 ------------           ------------           ------------
Cash flows from financing activities:
    Principal payments on notes payable                              (250,000)              (150,000)              (587,500)
    Proceeds from issuance of notes payable                                                  800,000              3,337,700
    Principal payments on obligations under capital leases                                                         (194,488)
    Proceeds from issuance of common stock                            496,192                455,838             60,903,519
    Collections on notes receivable from
       issuance of common stock                                                                                      65,000
    Proceeds from issuance of preferred stock                                                                       756,222
    Deferred offering costs                                                                                        (277,103)
    Dividends paid on preferred stock                                                                              (491,884)
                                                                 ------------           ------------           ------------
         Net cash provided by financing activities                    246,192              1,105,838             63,511,466
                                                                 ------------           ------------           ------------
Effect of exchange rate changes on cash                                19,460                                        19,460
                                                                 ------------           ------------           ------------

Net increase (decrease) in cash and cash equivalents               (5,038,467)           (10,064,250)             4,722,298
Cash and cash equivalents at beginning of period                    9,760,765             22,807,608
                                                                 ------------           ------------           ------------
Cash and cash equivalents at end of period                       $  4,722,298           $ 12,743,358           $  4,722,298
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

                                 - Continued -

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                                   ----------

                                                                          Nine months ended
                                                                 ------------------------------------     Period from inception
                                                                 September 30,          September 30,      (August 1, 1985) to
                                                                     1998                   1997           September 30, 1998
                                                                 -------------          -------------     ---------------------
Supplemental schedule of noncash activities:
  The Company issued stock and stock options for:
    Purchase of additional license agreement                                                                    $     5,400
    Notes receivable                                                                                                 71,000

The Company purchased leasehold improvements
    using accounts payable                                                                                          251,507

The Company entered into various capital lease
    arrangements                                                                                                    204,610

The Company received stock as payment of a
    note receivable                                                                                                   4,226

The Company converted senior promissory notes,
    demand notes and interest to voting preferred stock                                                           1,000,200

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

                                   ----------

4.       Revolving/Term Promissory Note Agreements, Continued

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

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                   ---------


7.      Stockholders' Equity:

        The table below presents the activity in stockholders' equity from January 1, 1998 to September 30, 1998:

                                                                                     Deficit
                                                    Common Stock                    Accumulated      Accumulated
                                        -------------------------------------        During the        Other
                                                                   Paid-in          Development     Comprehensive
                                         Shares       Amount       Capital             Stage        Income (Loss)       Total
                                        ---------     ------     ------------      -------------    --------------  ------------
Balance at January 1, 1998              9,551,465     $9,551     $ 62,142,239      $ (32,962,206)     $   8,407     $ 29,197,991

Exercise of stock options in
    Jan. 1998 for cash and stock
    (at $0.80 to $13.50 per share)          8,916          9          (19,580)                                           (19,571)

Exercise of stock options in
    Feb. 1998 for cash
    (at $1.00 to $16.50 per share)          5,577          6           54,751                                             54,757

Exercise of stock options in
    Mar. 1998 for cash
    (at $5.00 to $14.125 per share)         3,857          4           30,726                                             30,730

Exercise of stock options in
    Apr. 1998 for cash
    (at $1.00 to $11.00 per share)         10,178         10           49,928                                             49,938

Exercise of stock options in
    May 1998 for cash
    (at $1.00 to $12.75 per share)          8,376          8           58,831                                             58,839

Exercise of stock options in
    June 1998 for cash
    (at $1.00 to $14.125 per share)         8,943          9           73,966                                             73,975

Exercise of stock options in
    July 1998 for cash
    (at $1.00 to $14.125 per share)         4,698          5           33,139                                             33,144

Exercise of stock options in
    August 1998 for cash
    (at $1.00 to $14.125 per share)        41,199         41          154,958                                            154,999

Exercise of stock options in
    September 1998 for cash
    (at $1.00 to $14.125 per share)         5,478          5           59,376                                             59,382

Net loss                                                                             (10,212,136)                    (10,212,136)

Other comprehensive income                                                                               56,171           56,171
                                        ---------     ------     ------------      -------------      ---------     ------------
Balance at September 30, 1998           9,648,687     $9,648     $ 62,638,334      $ (43,174,342)     $  64,578     $ 19,538,218
                                        =========     ======     ============      =============      =========     ============

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

RESULTS OF OPERATIONS

Revenues.

Total revenues increased by $27,400 or 53.0% for the three months ended September 30, 1998 as compared to the corresponding period in 1997 and by $218,700 or 194.1% for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The increase for the three months ended September 30, 1998 is a result of the growth in the number of new orders and reorders of the Company's first oral transmucosal product, Fentanyl Oralet(R). The increase for the nine months ended September 30, 1998 is primarily a result of new collaborative relationships for Spain, Portugal and France (See Note 5 to Financial Statements).

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

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities, the increase in marketing, general and administrative expenses and other factors discussed above, the net loss for the three months ended September 30, 1998 was $4,056,300 or $0.42 per share as compared to $3,469,800 or $0.36 per share for the same period in 1997. The net loss for the nine months ended September 30, 1998 was $10,212,136 or $1.06 per share as compared to $8,729,003 or $0.92 per share for the same period in 1997.

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

ITEM 5.  OTHER INFORMATION.

      On November 5, 1998 the Company released the following press release:

               U.S. FDA Clears Actiq for Breakthrough Cancer Pain

                             First Product Approved
                      For Treating Breakthrough Cancer Pain


Salt Lake City, UT -- November 5, 1998 -- Anesta Corp. (Nasdaq: NSTA) announced today that the U.S. Food and Drug Administration (FDA) has cleared Actiq(R) (oral transmucosal fentanyl citrate) for marketing. Actiq is the first product specifically designed and studied for breakthrough cancer pain. It is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Breakthrough cancer pain is a flare of severe cancer pain, which "breaks through" the medication that is being administered at regular intervals for persistent cancer pain.

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

Anesta is a leader in oral transmucosal drug delivery. The company's first oral transmucosal product, Fentanyl Oralet(R), is cleared for marketing by the FDA for use in surgical premedication and for sedation/analgesia prior to diagnostic or therapeutic procedures in hospital settings. Other products in clinical development using Anesta's OT-system for drug delivery include OT-nicotine for smoking cessation and OT-etomidate for short-acting sedation.

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


Date:   November 20, 1998               ANESTA CORP.


                                        By: /s/  Thomas B. King
                                            ------------------------------------
                                            Thomas B. King, President and
                                            Chief Executive Officer
                                            (Authorized Signatory)


                                        By: /s/   Roger P. Evans
                                            ------------------------------------
                                            Roger P. Evans, Vice President-
                                            Finance and Administration
                                            (Principal Accounting Officer)