Form 10-K
period 1998-12-31
ANESTA CORP /DE/
filed 1999-03-31
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ------------------------

                                   Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998       Commission File Number 0-23160

                           ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $236,895,714 as of March 13, 1999.*

     The number of shares of Common Stock outstanding was 13,146,400 as of March 13, 1999.


------------------------
* Excludes 3,011,824 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 13, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

Except for the historical information contained herein, the following report contains certain forward-looking statements that involve risks and uncertainties. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to the Company are included to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors discussed in this report under the heading "Risk Factors" and in the Company's Prospectus dated December 16, 1998.

                                     PART I



ITEM 1.    BUSINESS
-------

Introduction

Anesta Corp. (Anesta or the Company) is a leader in the development of new pharmaceutical products for oral transmucosal drug administration. The Company's products are based on its proprietary oral transmucosal system (OTS/(TM)/) for drug delivery. Anesta's principal product is Actiq/(R)/, an OT-fentanyl product, which was approved by the Food and Drug Administration (FDA) on November 4, 1998. Actiq is the first product specifically designed, studied and approved for breakthrough cancer pain. Actiq is indicated for the management of breakthrough pain in cancer patients who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. Abbott Laboratories (Abbott) will manufacture, distribute and sell Actiq in the United States under a license from Anesta.

Breakthrough cancer pain is a sporadic flare of severe cancer pain that "breaks through" the patient's regular medication for persistent cancer pain. Breakthrough cancer pain is a component of chronic cancer pain that is particularly difficult to treat due to its severity, rapid onset and unpredictability. The Company believes that more than 800,000 patients experience breakthrough cancer pain representing approximately one-half of all cancer pain patients in the United States.

Anesta's OTS consists of a drug matrix that is mounted on a handle or other controlling device. The OTS is designed to achieve rapid absorption of certain potent drugs through the oral mucosa, the lining of the mouth, and into the bloodstream, producing rapid onset of the desired therapeutic effect. Anesta's OTS allows the caregiver or patient to monitor the onset of action, remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved or side-effects appear.

Anesta has entered into agreements for collaboration with Abbott for all OT-fentanyl products in the United States. Abbott manufactures Actiq and Fentanyl Oralet/(R)/ for the U.S. market, and is Anesta's marketing partner for both products in the United States. Anesta has also entered into collaborations with Grupo Ferrer Internacional S.A. (Grupo Ferrer) for Spain and Portugal and Laboratoire L. Lafon (Lafon) for France. These agreements grant exclusive marketing, sales and distribution rights for Actiq, Fentanyl Oralet and any future OT-fentanyl products. Anesta plans to enter into additional agreements and collaborations for other major foreign markets.

Anesta is also developing other product candidates using its proprietary OTS drug delivery platform. Currently, five product candidates are in clinical development. The Company has completed multiple Phase 2 clinical trials for OT-nicotine. OT-fentanyl for acute pain is the subject of ongoing Phase 2/3 clinical trials. OT-etomidate for short-acting sedation is in early Phase 2 clinical trials. Anesta filed two Investigational New Drug applications (IND) for two new product candidates in late 1998. One IND was for OT-piroxicam, a non-opioid drug to treat pain and the second IND was for OT-droperidol, a drug to treat nausea and vomiting. Anesta continues to evaluate various compounds and is conducting preclinical research with various compounds using its OTS technology.

On February 23, 1999, the Company announced the signing of an option agreement with Novartis involving the Company's proprietary OTS for drug delivery. The option agreement includes a collaboration that combines the OTS with undisclosed compounds that may lead to one or more product candidates. Under the terms of the option agreement, Novartis and the Company will assess the world wide commercial opportunity of these potential products, with the goal of entering into an exclusive licensing agreement.

Background on Drug Delivery Methods

Drug delivery is the method of delivering an active pharmaceutical compound to the body in a manner which is designed to optimize therapeutic effect and/or minimize side effects. For many chronic indications, such as certain types of heart disease, it is often advantageous to have sustained release of the active compound over a long period of time. However, for many acute indications, the opposite pharmacokinetic profile is desired: an easily-controlled rapid onset of action and rapid clearance from the blood stream. By providing for more accurate dosing, greater convenience, or lower cost, a variety of novel drug delivery technologies have been widely accepted by physicians, patients, and payors. Existing drug delivery systems include the following:

Tablets and capsules. Orally delivered tablets or capsules are convenient and cost-effective, but they generally do not provide rapid onset of action. Also, some drugs do not achieve adequate bioavailability if administered as a tablet or capsule due to degradation of the drug by the stomach and liver.

Infusions and injections. Infusions and injections provide rapid onset of action. Infusion techniques can titrate potent drugs with very rapid changes in effect. However, infusions and injections are invasive and can be painful to some patients. Infusions and injections generally must be administered by trained medical professionals and are often inconvenient and expensive.

Transdermal patches. Transdermal delivery systems, which allow absorption of drugs through the skin, are convenient and easy to use, and provide a relatively steady rate of drug delivery. However, a transdermal patch may take four to ten hours to achieve therapeutic blood levels. In addition, drug absorption into the bloodstream may continue for hours after removal of the patch. This slower onset of action and inability to quickly stop absorption limit the usefulness of transdermal patches in some applications and present safety concerns in some clinical situations. For example, patients in acute pain cannot wait several hours for pain relief and may need to be hospitalized to obtain injections or infusions of fast-acting medication.

Transnasal and inhalation. Nasal spray, dry powder and aerosolized inhalation delivery systems are designed to provide rapid onset of action or to deliver drugs that are not orally bioavailable. Nasal sprays can cause irritation and can be difficult to administer in some patients. In addition, it can be difficult for a patient to titrate or control the dose of the product using nasal or inhalation delivery systems.

Anesta's Proprietary OTS for Drug Delivery

Anesta's proprietary OTS is designed to address the medical need for a convenient, non-invasive, cost-effective drug delivery system that provides rapid onset of therapeutic action. The OTS allows the caregiver or patient to control drug administration until the desired effect is achieved and quickly stop administration if side effects appear. The OTS consists of a dissolvable, non-dissolvable, or device-based drug matrix, which is mounted on a handle or other controlling device. The drug is released from the matrix in the mouth, allowing rapid absorption through the oral mucosal tissues and into the bloodstream. There is also slower absorption through the gastrointestinal tract. Oral transmucosal drug delivery achieves rapid absorption of many drugs because the oral mucosa are significantly more permeable than the skin, have a large surface area and are highly vascularized. However, not all drugs are appropriate for oral mucosa delivery with the Company's technology.

For certain drugs or applications, Anesta believes that its OTS can provide one or more of the following therapeutic advantages over other available methods of drug administration:

Rapid Onset of Action. The efficacy of many systemic drugs is related to their blood concentration. The more rapidly an effective blood concentration is reached, the sooner the drug provides therapeutic effect. The Anesta OTS enables drugs to cross the oral mucosa and be absorbed rapidly into the bloodstream, thus achieving a therapeutic blood concentration more rapidly than tablets, capsules or transdermal patches.

Dose-to-Effect Control. The stomach and the liver may significantly degrade drugs delivered by tablets or capsules. Thus, tablets and capsules often contain higher doses of a drug than are necessary to achieve a therapeutic effect, potentially leading to over-medication and side effects. Continuous infusion therapy can alleviate these dosing problems, but may lead to increased cost, patient inconvenience and patient noncompliance with prescribed dosing regimens. Anesta's OTS allows the caregiver or patient to monitor the onset of action and remove the unit to stop administration of the drug once the desired therapeutic effect has been achieved or side effects appear. This can avoid doses that are higher than necessary to achieve safe and effective therapy, an important and beneficial element of control.

Rapid Termination of Drug Delivery. In certain applications, it is desirable to stop drug administration once the desired effect has been obtained. For example, if a patient receives a sedative in connection with a brief outpatient procedure, substantially all of the sedative effect should be gone before the patient can be discharged. The drug contained in a tablet or capsule may dissolve and continue to be absorbed into the bloodstream over a period of hours. Similarly, when a transdermal patch is removed, the drug that has already accumulated within the skin will continue to be absorbed into the bloodstream for a number of hours. Thus, drug absorption from tablets, capsules and transdermal patches may continue longer than necessary or desired. By contrast, once Anesta's OTS is removed, absorption of the drug through the oral mucosal tissues into the bloodstream stops almost immediately.

Improved Safety. Removing the unit limits further absorption of the drug into the body if a patient has an adverse reaction. Because the dosage unit can be removed immediately, the amount of the drug delivered to the patient may be lower than if a tablet, capsule, transdermal patch or injection had been administered.

Cost-Effective. Traditionally, when rapid onset of action is critical, infusions or injections have been required. Infusions and injections generally are given by a skilled caregiver and may require that a catheter be inserted. In contrast, the patient simply places the OTS dosage unit in his or her mouth. Thus, Anesta believes that its OTS may offer a more cost-effective means of delivering certain drugs that are now given by infusion or injection.

Greater Patient and Caregiver Convenience. The Company's OTS is easily administered, comfortable, non-threatening and allows a caregiver or the patient the ability to titrate drug administration.

Anesta's Business Objectives and Strategy

Anesta intends to be the leader in the oral transmucosal delivery of drugs. Anesta's near-term objective is the successful launch of Actiq, initially in the United States and then in Europe. Anesta's longer-term strategy is to develop and commercialize a range of products based upon its proprietary OTS. Anesta is pursuing these objectives with the following strategies:

Successfully Launch Actiq in the United States. Anesta is working with its strategic partner Abbott to commercialize Actiq in the United States. Anesta selected Abbott as its U.S. partner for its OT-fentanyl product line to capitalize on Abbott's broad pharmaceutical experience and its specific expertise in anesthesia and pain management. Anesta has developed a strategic marketing group, including a regional medical liaison field organization, to support market launch of Actiq.

Commercialize Actiq Internationally. Anesta is currently conducting clinical trials in support of an Actiq registration in the United Kingdom, and intends to seek approvals in other European countries. Anesta intends to commercialize Actiq in Europe and other key cancer pain markets worldwide by entering into distribution partnerships with focused pharmaceutical companies. Anesta has partnered with Grupo Ferrer for Spain and Portugal and Lafon for France. Anesta is actively pursuing partnerships for key cancer pain markets.

Leverage OTS Technology Platform. Anesta plans to leverage its proprietary OTS platform technology across a number of therapeutic areas. The Company will focus its product development program on large markets where the Company's OTS technology may offer benefits over existing therapies. The Company intends to continue developing new pharmaceutical products by applying its OTS to approved drugs, both proprietary and generic, where existing methods of drug delivery have therapeutic or clinical limitations. The Company intends to continue to expand its proprietary position by pursuing patent protection in the United States and key international markets for its OTS and for dosage forms that incorporate such technology.

Maximize Value From Products. Anesta intends to capture a substantial portion of the future economic benefits from its approved products and product candidates. By selectively investing in multiple aspects of the drug development and commercialization process, such as manufacturing and clinical development, in addition to research and formulation, Anesta believes it will be able to form more economically and strategically attractive partnerships with larger pharmaceutical companies.

Anesta's Products and Development Programs

The Company's research and development activities involve formulation and analytical methods development, in vitro and in vivo proof-of-concept testing, manufacturing process development, quality control and quality assurance programs, preclinical and clinical research, regulatory documentation and interaction with the FDA and other regulatory agencies to gain marketing approval for its products.

The following table identifies the potential therapeutic indications for and current status of Anesta's approved products and the primary products that are in research and development.

   Programs and Products                   Indication                    Status(1)
----------------------------  ------------------------------------  --------------------
OT-fentanyl Program

Actiq (U.S.)(2)                 Breakthrough cancer pain                  NDA Approved
Fentanyl Oralet(2)              Sedation and analgesia; surgical          NDA Approved
                                premedication
Actiq (International)(3)        Breakthrough cancer pain                  Phase 3 (U.K.)
OT-fentanyl(2)                  Acute pain                                Phase 2/3

Other OTS Product Candidates

OT-nicotine                     Smoking cessation                         Phase 2
OT-etomidate                    Short-acting sedation                     Phase 2
OT-piroxicam                    Pain                                      Phase 1
OT-droperidol                   Nausea and vomiting                       Phase 1

__________

(1) See "Business -- Government Regulation" for a description of the various phases of clinical testing.

(2) Abbott is Anesta's manufacturing and marketing partner for this product in the United States.
  See "-- Collaborative Relationships."

(3) Sales and distribution rights to this product have been granted to Grupo Ferrer for Spain and Portugal and to Lafon for France.

Actiq for Breakthrough Cancer Pain

Breakthrough Cancer Pain. In recent years, there has been growing awareness that millions of cancer patients do not receive adequate pain relief. Inadequate pain management leads to debilitation and reduced quality of life and places increased stress on interpersonal relationships with family, friends and caregivers. Many clinicians believe that improving a patient's control over pain also helps in the patient's ability to fight the underlying disease.

One of the most challenging components of cancer pain is breakthrough pain -- a transitory flare of moderate to severe pain occurring on a background of controlled persistent pain in patients receiving chronic opioid therapy. Breakthrough pain may be related to a specific activity or may occur spontaneously and be totally unpredictable. When related to a specific activity such as walking or eating, it may be termed incident pain. The Company believes that over 800,000 cancer patients in the United States suffer from breakthrough pain, representing over half of all U.S. cancer patients who experience moderate to severe pain.

Breakthrough cancer pain typically develops rapidly and often reaches maximum intensity in three to ten minutes. It has a variable duration of 30 minutes to several hours. These episodes can be excruciatingly painful and debilitating. Opioid tablets, capsules and elixirs are not optimal to treat breakthrough cancer pain because they typically require 30 minutes or more to produce pain relief. This slow onset of pain relief results in a "pain relief gap" for patients or the painful and anxious wait between onset of breakthrough pain and effective pain relief.

Physicians can attempt to manage breakthrough cancer pain by increasing the dose of the around-the-clock, long-acting opioid analgesic until the patient no longer experiences breakthrough pain. However, this approach frequently leads to over-medication and an increase in undesirable side effects such as drowsiness or severe constipation. Patients and their physicians often are forced to balance effective pain relief against the side effects associated with higher opioid doses. As a result, cancer patients may suffer one to four episodes of breakthrough pain every day.

The only currently available treatments that adequately match the rapid onset of pain relief to the rapid onset of breakthrough cancer pain are intravenous or subcutaneous infusions or intramuscular injections of potent opioids. In many settings, infusions or injections are unacceptable because they are invasive, uncomfortable, inconvenient for patients and caregivers, and more costly than less invasive methods. Some current practice guidelines teach against using invasive means of treating pain if at all possible.

Product Attributes. There is a significant unmet need for a breakthrough cancer pain treatment that provides rapid pain relief in a simple, oral, controllable, safe and patient-friendly manner. Anesta believes that Actiq meets these criteria, by providing onset of pain relief within 15 minutes in a form that allows the patient to control the dose. Actiq is more convenient, more user-friendly and less costly than many invasive methods of drug delivery.

Actiq is a drug matrix containing fentanyl, attached to a handle, which facilitates rapid absorption of the drug across the oral mucosa and into the blood stream. The analgesic effects of fentanyl are directly related to the blood level of the drug, with proper allowance for the three to five minute delay across the blood-brain barrier. The generally observed 50% bioavailability of Actiq is divided equally between rapid transmucosal and slower gastrointestinal absorption.

Clinical Program and Data. Anesta's clinical program for breakthrough cancer pain involved a total of 12 studies at 45 U.S. sites, which evaluated six dosage strengths of Actiq ranging from 200 to 1600 micrograms. The Company's clinical trials specific to breakthrough cancer pain enrolled 257 patients who have received nearly 75,000 doses of Actiq. The average duration of therapy in the long-term safety study was 149 days, with patients using Actiq to treat an average of 2.4 episodes of breakthrough cancer pain per day. Some patients have completed more than 800 days of Actiq therapy.

In the Actiq pivotal study of 130 patients, the efficacy of Actiq was compared against placebo. Actiq produced significantly larger decreases in pain intensity and better pain relief scores than placebo at 15, 30, 45, and 60 minutes (p less than 0.0001). The most common adverse events observed with Actiq use in breakthrough cancer pain patients were somnolence, nausea, vomiting and dizziness, which are generally associated with opioid therapy.

FDA Approval and Commercial Launch Plans. On November 4, 1998, the FDA cleared Actiq for marketing for use in the management of breakthrough pain in cancer patients who are already receiving and tolerating opioid therapy. Actiq is the first product specifically designed, studied and approved for breakthrough cancer pain. The product was launched in March 1999 in the United States. A newly-formed dedicated Abbott sales force is selling Actiq in the United States with support from Anesta's regional medical liaison field personnel. The product launch targets high prescribing medical oncologists cancer pain specialists, their nursing staffs and high dispensing retail pharmacies. These clinicians and pharmacists have considerable experience prescribing and dispensing potent opioids.

The introduction and marketing of Actiq is being accompanied by a comprehensive risk management program of educational and safe use messages, which inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product. This program is designed to address three potential risk situations: accidental ingestion by children, improper patient selection, and diversion and abuse. The greatest risk of improper Actiq use is the potential for respiratory depression, which could be life threatening. As with all strong pain medicines, steps must be taken to prevent access to Actiq by anyone other than the person for whom the product was prescribed.

The proposed treatment plan for using Actiq for breakthrough cancer pain is simple and consistent with current clinical practice guidelines. Physicians prescribe an around-the-clock opioid analgesic for persistent cancer pain, using conventional products such as sustained-release morphine tablets or fentanyl transdermal patches. The patient is instructed to use Actiq when the patient feels the onset of breakthrough cancer pain. As the drug matrix dissolves, the Fentanyl is released for rapid absorption through the mucosal tissues into the blood stream. Actiq is available in six dosage strengths. It is recommended that all patients should start at the lowest dosage level (200 micrograms) and increase to higher dosage strengths as necessary to achieve therapeutic effect without triggering unacceptable side effects .

Actiq is contraindicated in the management of acute or postoperative pain and must not be used in opioid non-tolerant patients. It is intended to be used only in the care of cancer patients by oncologists and pain specialists who are skilled in the use of schedule II opioids to treat cancer pain.

International Commercialization of Actiq. The Company believes that there is a significant market opportunity for Actiq to treat breakthrough cancer pain outside of the United States. However, the prevailing practices regarding use of potent opioids to treat cancer pain vary significantly from country to country.

In order to address the international market opportunity, Anesta is validating a second generation manufacturing process for Actiq. Anesta is currently manufacturing Actiq for use in several additional clinical studies in the United Kingdom. The Company will seek appropriate regulatory approval for its manufacturing facility and is preparing registration dossiers for breakthrough cancer pain in the United Kingdom and other key foreign markets.

Anesta's clinical research in the United Kingdom is expected to be completed in 1999. A Marketing Approval Application is expected to be submitted to the Medicines Control Authority during 1999. Subject to approval in the United Kingdom, Anesta will work in collaboration with its European partners to request approval of Actiq in the other member states of the European Union via the mutual recognition process. The Company has entered into two European commercial partnerships for Actiq. Anesta expects to enter into additional collaborations for Actiq in Europe and other key territories.

Fentanyl Oralet (OT-fentanyl) for Premedication

Anesta's first OT-fentanyl product, Fentanyl Oralet, was approved by the FDA in October 1993 for use in children and adults as a premedication before surgery and for sedation/analgesia prior to painful procedures in monitored anesthesia settings. Fentanyl Oralet is available in four dosage strengths ranging from 100 to 400 micrograms. Most patients experience an onset of analgesia in six to eight minutes, and sedation and reduced anxiety in 20 to 30 minutes. Side effects are similar to those produced by other opioid products. Although the market potential for Fentanyl Oralet is limited, Anesta believes that the commercialization of Fentanyl Oralet has benefited Anesta by allowing the Company's first product to be studied, approved and introduced in a controlled clinical setting.

Other OTS Product Candidates

Anesta has five OTS product candidates under clinical development:

OT-nicotine for smoking cessation. Nicotine replacement therapy has become established as a successful aid to smoking and tobacco cessation programs. Nicotine replacement products that have been approved include a nicotine gum, several transdermal nicotine patches, a nicotine nasal spray and a nicotine inhaler. The nicotine gum and two nicotine transdermal patches have been approved by the FDA as over-the-counter products. Smoking cessation experts believe that increasing the availability and number of nicotine replacement products will provide a public health benefit, as no single therapy will be effective for all smokers desiring to quit. These experts foresee a need for a broad range of readily available products and therapies to increase the success rate of smoking cessation programs.

The pharmacokinetic profile and behavioral characteristics of OT-nicotine are different from the other nicotine replacement products currently on the market. Some smokers who have used OT-nicotine have commented that the ability to control dosing by repeatedly inserting and removing the OT-nicotine unit from their mouths has given them a greater ability to manage their urge to smoke. This element of control is different from that offered by these other treatment modalities. Anesta believes that this ability to titrate the dose of nicotine and rapidly deliver adequate doses to the individual may more closely displace the physiologic dependence and psychological craving effects of cigarettes. The Company believes these properties of OT-nicotine may be especially effective in the early stages of smoking cessation and in smoking relapse prevention.

Anesta has completed several Phase 2 clinical studies for OT-nicotine and has studied the results from more than 400 smokers and nonsmokers dosed with OT-nicotine. These studies have evaluated the effects of different dosage strengths, the acceptability of different taste formulations, and the ability of OT-nicotine to aid in smoking cessation with limited, short-term use and with eight weeks of therapy. In early studies, OT-nicotine has been shown to (1) increase blood concentrations in proportion to dose, (2) decrease the desire to smoke at higher doses, and (3) exhibit a high patient acceptance of the product. Side-effects observed with OT-nicotine were mild and typical of those seen with nicotine administration. Clinical data from a larger Phase 2 study comparing smoking quit rates over an 8-week period of use showed that smokers using OT-nicotine achieved quit rates of 21%, similar to both the nicotine gum (16%) and the nicotine patch (21%).

OT-fentanyl for acute pain. There are multiple causes of acute pain including surgery, trauma and conditions such as kidney stones. Acute pain usually requires the rapid onset of pain relief. Historically, hospitalized patients have received injections or infusions to receive rapid pain relief. More recently, patient controlled devices with sophisticated microelectronics have been introduced which allow patients to self-administer the pain medication intravenously when they feel the need for pain relief. This method of patient controlled analgesia has been shown to improve pain management while decreasing the total daily dose of medication. The Company believes there are psychological benefits to patients who gain more control over their analgesic therapy.

OT-fentanyl is also being studied for acute pain. Anesta has completed several Phase 2/3 clinical studies. A recent clinical study of OT-fentanyl in 133 post-operative patients with acute pain showed that the onset of meaningful pain relief occurred in under five minutes in over 50% of the patients, and this onset of meaningful pain relief was similar to that observed with administration of intravenous morphine. Duration of action for OT-fentanyl ranged from two to three hours and depended on the doses administered.

OT-etomidate for short acting sedation. OT-etomidate is designed to provide sedation for patients undergoing various types of outpatient medical or dental procedures, either where the procedure is not painful or where pain is managed by other methods such as local or regional anesthesia. Anesta believes that there is a need for a rapid onset, short duration sedative that allows patients to have a rapid, clear-headed recovery and prompt discharge after an outpatient procedure is completed. Target applications include various scope procedures, biopsies, and dental procedures.

OT-etomidate is in Phase 2 clinical trials. Two Phase 1 clinical studies showed that OT-etomidate delivers dose-related therapeutic blood levels to produce onset of sedation in 10 to 20 minutes. Sedation continues for 30 to 40 minutes. Emergence from sedation to a level indicative of recovery occurs 60 to 90 minutes after taking the drug. Two Phase 2 clinical studies with OT-etomidate have been completed. These studies were dose-ranging (with placebo) studies of approximately 80 patients each in patients undergoing sigmoidoscopy or wisdom tooth extraction.

Anesta filed two new IND applications for OTS-based products in late 1998: OT-piroxicam for non-opioid pain management and OT-droperidol for treating nausea and vomiting. Phase 1 clinical trials will be conducted with these compounds in 1999.

Research and Development

Anesta is conducting preclinical research and development with its OTS technology in several therapeutic areas and will continue to evaluate additional products and compounds using the OTS technology. Anesta has developed its proprietary OTS products in collaboration with the University of Utah Research Foundation (UURF) and Abbott. Future development projects may involve collaboration with other research organizations and other established pharmaceutical companies. The Company's primary emphasis is on basic and applied research, product and process development, clinical research, regulatory interactions and filings and commercial market development and preparation. Since its inception, Anesta has managed most aspects of its clinical trials and has prepared substantially all U.S. regulatory filings for its products. In 1998, 1997, and 1996, Anesta's research and development expenditures were $8,628,000, $7,889,000 and $8,304,000 respectively.

Collaborative Relationships

Anesta's commercial strategy is to develop products independently and collaborate, where appropriate, with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of Anesta's product candidates in development. The Company may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the commercialization of its product candidates.

Abbott Laboratories

In 1989, Anesta entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement, as amended (1989 Agreement), Anesta granted to Abbott the exclusive right to make, use and market in the United States OTS products resulting from technology owned or licensed by Anesta consisting of OT-fentanyl or other central nervous system-acting drugs or intermediates thereof used for pre-medication, sedation, analgesia, diagnostic procedures, emergency room procedures, post-operative pain, burn treatment or cancer-related pain management. Abbott's exclusive license terminates upon the expiration of the last U.S. or Canadian patent relative to such licensed technology. Under the 1989 Agreement, Abbott has provided development funding and milestone payments and is obligated to pay royalties and other payments on product sales. In 1995, the Company entered into two additional funding agreements with Abbott under which Abbott agreed to provide to the Company $1,500,000 in each of 1995 and 1996 to fund the development of Actiq for breakthrough cancer pain. Through December 31, 1998, Abbott had paid a total of $10,050,000 for the development of Anesta's OT-fentanyl product line. In connection with such development funding, Abbott was granted, and has exercised, warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share. Abbott manufactures and distributes Anesta's OT-fentanyl products in the United States under Abbott's trademark Fentanyl Oralet and Anesta's trademark Actiq.

The 1989 Agreement contains provisions regarding the development, manufacture and commercialization of the Company's future products. The Company intends to continue to provide information to Abbott regarding its development programs for new products, and to discuss with Abbott its possible participation in the commercialization of these products.

The 1989 Agreement can be terminated with respect to a particular market or indication upon thirty days notice by Abbott if (1) there exists a material adverse safety concern with respect to a licensed product, (2) there exists a material adverse concern regarding the efficacy of a licensed product, (3) action by the FDA precludes the continued testing or commercialization of a licensed product and such preclusion is more than temporary in nature, or (4) a third party patent poses an infringement risk with respect to the commercialization of a licensed product in the United States.

Grupo Ferrer Internacional S.A.

In January 1998, the Company entered into an exclusive agreement with Grupo Ferrer, a leading private Spanish pharmaceutical company, for the marketing, sales and distribution of Anesta's OT-fentanyl product line in Spain and Portugal. Grupo Ferrer made a payment to the Company and will have exclusive rights in Spain and Portugal to market and distribute Actiq and certain other product applications of OT-fentanyl. Anesta will manufacture such products for Grupo Ferrer.

Laboratoire L. Lafon

In June 1998, the Company entered into an exclusive agreement with Lafon, a leading private French pharmaceutical company, for the marketing, sales and distribution of Anesta's OT-fentanyl product line in France. Under terms of the agreement, Lafon made payments to the Company and will have exclusive rights in France to market and distribute Actiq and certain other product applications of OT-fentanyl. Anesta will manufacture such products for Lafon.

Novartis Consumer Health, Inc.

In February 1999, Anesta entered into a 12-month option agreement with Novartis involving Anesta's proprietary OTS for drug delivery. The option agreement includes a collaboration that combines OTS with undisclosed compounds that may lead to one or more product candidates. Under the terms of the option agreement, Novartis and Anesta will assess the worldwide commercial opportunity of these potential products, with the goal of entering into an exclusive licensing agreement.

University of Utah Research Foundation

In 1985, the Company obtained an exclusive worldwide license, including the right to sublicense, from the UURF all of the UURF's technology developed or to be developed by Dr. Theodore H. Stanley, Founding Chairman of the Company, and others under his direction at the University of Utah in (1) the field of anesthetic and other drug delivery systems incorporating a matrix to deliver compounds to the central nervous system via the mucosal tissues of the mouth, pharynx and esophagus, (2) drug-based immobilization systems for human and veterinary applications and (3) transdermal drug delivery systems. The Company is obligated to pay certain royalties to the UURF subject to certain minimum royalty payments. In addition, Anesta is obligated to pay to the UURF a higher percentage of the royalties it receives in the event Anesta sublicenses the licensed technology without any improvement or added value. The Company also has an exclusive option with UURF to acquire an exclusive worldwide license to similar technology and intellectual property that may be conceived, invented or reduced to practice at the University of Utah after the date of its license grant. Anesta has exercised such option as to all technology covered by its patents and pending patent applications. The UURF exclusive worldwide license terminates as to each country upon the expiration of the last patent in such country relating to the licensed technology.

Manufacturing

Anesta has a manufacturing facility capable of producing quantities of its proprietary OTS products for research and development, including clinical studies. Anesta is developing manufacturing capacity to support commercial distribution of Actiq for international markets. Anesta has licensed U.S. manufacturing rights to Actiq, Fentanyl Oralet and other OT-fentanyl products to Abbott, subject to the right of Anesta to manufacture such products under certain circumstances.

The Company continues to develop manufacturing processes and to expand its production capacity for OTS products in order to support larger scale clinical studies and cost effective commercial production. A second generation OTS manufacturing process has been developed and is designed to enable scale-up to larger commercial volumes while reducing the unit cost of producing OTS products. Anesta increased its manufacturing capacity and packaging capabilities to support European clinical trials and to supply initial quantities of OT-fentanyl products to commercial markets outside of the United States. The Company believes it will be able to maintain compliance with cGMP regulations enforced by the FDA's facilities inspection program, as well as requirements imposed by the U.S. Drug Enforcement Agency (DEA). The Company maintains State and Federal licenses to conduct research, manufacture and export controlled substances on Schedules II, III, IIIN, IV and V.

Competition

Anesta faces intense competition and technological change. Existing and future products, therapies, technological approaches and delivery systems will compete directly with the Company's products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Actiq faces competition from inexpensive oral morphine tablets and more expensive but quick-acting invasive (intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials.

The Company competes with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drug delivery products already approved or in development and operate large, well-funded research and development programs in these fields. Anesta's competitors may develop safer or more effective drugs and achieve faster or broader regulatory approval, wider availability of supply, more effective marketing and sales or superior proprietary positions. Any products that Anesta develops may become obsolete before recovery of any expenses incurred in connection with development of these products.

Patents, Proprietary Rights and Licenses

The Company's success will depend, in part, on its ability to obtain and protect patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and other countries. Anesta's products are based on 14 U.S. and 96 foreign patents for the OTS, which are held by the University of Utah and its assignee, UURF. The Company has exclusive world-wide licenses to these patents which cover the design and types of pharmaceutical compounds in its products. The Company's success depends on the continued validity of these patents. If either Anesta or the UURF fail to file, prosecute or maintain any of the patents, Anesta could be severely damaged. The Company intends to file additional patent applications relating to its technology, products and processes. The Company will also direct the UURF to file any additional patent applications relating to the technology it has licensed. However, any of these patents or patent applications may be challenged, invalidated or circumvented by the Company's competitors. These patents may also fail to provide meaningful competitive advantages to the Company. For example, another company may develop a way to deliver potent opioids in a more cost-effective manner than Anesta's products without infringing on its patents.

The basic technology underlying the Company's proprietary OTS was invented by Dr. Stanley and Brian Hague, both employees of the Company, while employed at the University of Utah. Anesta is the exclusive worldwide licensee of such technology under patents held by the UURF. The license remains in effect for the life of the covered patents. The U.S. patents expire on various dates ranging from 2005 to 2015 and the foreign patents expire on various dates ranging from 2003 to 2016. Anesta maintains, at its expense, all U.S. patent rights with respect to the licensed technology and files and prosecutes the relevant patent applications in the U.S. and foreign countries. The OTS technology underlying Anesta's exclusive license is covered by 14 issued U.S. patents, 96 issued foreign patents, one pending U.S. patent applications and 20 pending foreign patent applications. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its technology and the patents and patent applications being licensed from the UURF.

Intellectual property rights are uncertain and involve complex legal and factual questions. The Company may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant costs. For example, the Company is not aware of any third party intellectual property rights which would prevent the Company's use of its new manufacturing method, although rights of this type may exist. The Company could be forced to either seek a license to intellectual property rights of others or alter its products or processes so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain, or may not be available at all. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impractical.

The Company is responsible for any patent litigation costs. If the Company were to become involved in a dispute regarding intellectual property, it may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine who had the claimed rights first. Anesta may also be forced to seek a judicial determination concerning the rights in question. These types of proceedings may be costly and time consuming, even if the Company eventually prevails. If the Company does not prevail, it might be forced to pay significant damages, obtain a license or stop making a certain product.

Anesta also relies on trade secrets, proprietary know-how and confidentiality provisions in agreements with collaborative partners, employees and consultants to protect its intellectual property. Other parties may not comply with the terms of their agreements with the Company and it may not be able to adequately enforce its rights against these people.

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

Government Regulation

The Company's activities and products are subject to significant regulation by a number of governmental entities, especially the FDA and DEA in the United States and by comparable authorities in other countries. These entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, promotion, distribution and sale of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that appear promising initially ultimately do not reach the market because they are found to be unsafe (perhaps too toxic) or lack effectiveness, as demonstrated by testing required by government regulation during the development process.

The activities required before a pharmaceutical product may be marketed in the United States primarily begin with preclinical testing. Preclinical tests include extensive laboratory evaluation of product chemistry and other end points and animal studies to assess the potential safety of the product as formulated. The FDA under a series of regulations called the Good Laboratory Practice (GLP) regulations regulates almost all preclinical studies pertinent to drug approval. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be repeated.

The entire body of preclinical development work necessary to administer investigational drugs to volunteers or patients is submitted in an IND submission to the FDA. FDA regulations provide that clinical trials may begin 30 days following the submission and receipt of an IND, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the IND submission; it is generally considered good practice to obtain affirmative FDA acquiescence before commencing trials. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types or parts of trials, by placing a "clinical hold" on such trials because of concerns about, for example, safety of the product candidate being tested or the adequacy of the trial design. Such holds can cause substantial delay and in some cases may require abandonment of a product candidate.

Clinical testing involves the administration of a drug to healthy volunteers or to patients under the careful supervision of a qualified principal investigator, usually a physician, pursuant to an FDA-reviewed protocol. Clinical tests pertinent to an IND are usually conducted in the following sequential phases, although the phases may overlap. Phase 1 trials generally involve administration of a drug product to a small number of persons to determine aspects of safety, tolerance, pharmacokinetic characteristics, and possible early data on effectiveness. Phase 2 trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase 3 trials generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. Pivotal Phase 3 trials are trials designed to demonstrate definitive efficacy and safety. At least one such trial is required for FDA approval to market a drug. Each clinical study is conducted under the auspices of an independent Institutional Review Board (IRB) at every institution at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

The regulatory process required to be completed by a company before a new drug delivery system may be marketed in the United States depends significantly on whether the drug (which will be delivered by the drug delivery system in question) has existing approval for use and in what dosage forms. If the drug is a new chemical entity that has not been approved, then the process includes
(1) preclinical laboratory and animal tests, (2) an IND application which has become effective, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication and (4) FDA approval of an NDA. If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND may not be necessary. Even with previously approved drugs, additional toxicity testing may be required when the delivery form is substantially changed. Because the Company's OTS, by design, produces high drug concentrations at the surface of the oral mucosa, new toxicity tests at this site may need to be performed. In addition to the foregoing, the FDA requires proof that the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA seeking approval for the marketing and interstate commercial shipment of the drug. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA does ultimately approve the product, it may require, among other things, post-marketing testing, including potentially expensive Phase 4 studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose labeling and promotion restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if serious problems occur after the product reaches the market. Finally, the FDA requires reporting of certain adverse event information that becomes known to a sponsor or manufacturer of an investigational or approved drug.

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

To market its products abroad, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing, among other things, the design and conduct of human clinical trials, pricing regulations and obtaining marketing approval. The approval procedure may vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. At present, foreign marketing authorizations are applied for at a national level, although within the European Union certain registration procedures are available to companies wishing to market a product in more than one European Union member country. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by other countries.

Various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the DEA, United States Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities. In addition, international sales are regulated by numerous foreign authorities. The Company currently maintains both State and Federal Controlled Substance Registration Certificates to conduct research, manufacture and export scheduled drugs.

Product Liability and Product Liability Insurance

The testing, marketing and sale of Anesta's products involves significant risks. The Company may be held liable for adverse reactions resulting from the use of our products. The Company's products involve a new method of delivery for potent drugs that requires greater precautions to prevent unintended use. For example, Anesta has worked with Abbott to develop a specific risk management program for Actiq that is designed to prevent accidental ingestion by children, improper patient selection, diversion and abuse. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against Anesta. The Company currently has clinical trial and product liability insurance coverage. Anesta will seek to maintain and appropriately increase such insurance coverage as development and commercialization of products progresses. Insurance may not be available at a reasonable cost or in sufficient amounts to protect the Company from liability claims. The obligation to pay any product liability claim in excess of Anesta's insurance coverage or the recall of any of its products could adversely affect its financial condition.

Anesta has agreed to indemnify Abbott against certain liabilities arising from Anesta's negligence or willful misconduct in its research and development activities under the agreement, or its manufacture, use or handling of licensed products, or its breach of the agreement or errors or inaccuracies in the technology Anesta licensed to Abbott, if such errors or omissions resulted from Anesta's negligence or willful misconduct. Abbott has agreed to indemnify Anesta against certain liabilities arising from Abbott's, or its affiliate's or sublicensee's, negligence or willful misconduct in the manufacture, use or distribution of licensed products or its breach of the agreement, except to the extent such liabilities arise from errors or inaccuracies in Anesta's technology resulting from Anesta's negligence or willful misconduct.

Human Resources

As of December 31, 1998, Anesta employed 77 individuals, of whom approximately 36 hold Ph.D., M.D. or other advanced degrees. Of its total workforce, 46 employees are engaged in research and development activities and 31 are devoted to commercial, business development and administrative activities. A significant number of the Company's management and professional employees have had prior experience with major international pharmaceutical, biotechnology or medical products companies. Anesta believes that it maintains good relations with its employees. The Company's success will depend in large part upon its ability to attract and retain these and future employees. The Company faces competition in this regard from other companies, research and academic institutions and government entities.

ITEM 2.  PROPERTIES
-------

On December 31, 1998, the Company's administrative offices, research laboratories, and clinical manufacturing facilities comprised approximately 45,824 square feet, located in Salt Lake City, Utah. The lease covering 51,104 square feet of facilities expires March 31, 2000, with two five-year renewal options. The Company anticipates that its current facilities will meet the Company's research and development needs through 1999 and has an option to occupy an additional 5,280 square feet of space.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER ------- MATTERS

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

                                        High           Low
                                       ------         ------

          Fiscal 1997:
          First Quarter                $23.00         $14.75
          Second Quarter                19.88          10.75
          Third Quarter                 29.00          15.13
          Fourth Quarter                27.75          12.50

          Fiscal 1998:
          First Quarter                $21.75         $15.63
          Second Quarter                20.38          13.75
          Third Quarter                 18.63          11.63
          Fourth Quarter                27.63          13.25

          As of March 13, 1999 there were approximately 188 holders of record of the Common Stock.

          The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
-------

(In thousands except per share data)                              1998        1997        1996       1995       1994
---------------------------------------------------------------------------------------------------------------------
Statement of    Revenues:
Operations Data:  Product sales                                $    193    $    184    $     92    $    61    $    37
Years ended       Royalty revenue                                     6           5           3        102          1
December 31,      Contract research/license agreements              476                   1,503      1,514        812
                                                               --------    --------    --------    -------    -------
                    Total revenues                                  675         189       1,598      1,677        850

                Operating costs and expenses:
                  Cost of goods sold                                 54          52          27         19         22
                  Royalties                                           3           3           3          3          2
                  Research and development                        8,627       7,889       8,304      5,228      3,210
                  Depreciation and amortization                     296         269         237        158        103
                  Marketing, general and administrative           8,586       6,368       3,537      2,219      1,328
                                                               --------    --------    --------    -------    -------

                Loss from operations                            (16,891)    (14,392)    (10,510)    (5,950)    (3,815)
                Non operating income, net                         1,190       1,845       1,820      1,250        866
                Provision for income taxes                          (16)         (2)
                                                               --------    --------    --------    -------    -------
                Loss before cumulative effect
                  of change in accounting                       (15,717)    (12,549)     (8,690)    (4,700)    (2,949)
                Cumulative effect of change
                  in accounting                                                                     (1,041)
                                                               --------    --------    --------    -------    -------
                Net loss                                       $(15,717)   $(12,549)   $ (8,690)   $(5,741)   $(2,949)
                                                               --------    --------    --------    -------    -------
                Basic and diluted loss per common share:
                  Loss before cumulative effect
                    of change in accounting                    $  (1.59)   $  (1.32)   $  (1.02)   $ (0.65)   $ (0.51)
                  Cumulative effect of change
                    in accounting                                                                    (0.15)
                                                               --------    --------    --------    -------    -------

                Net loss per common share*                     $  (1.59)   $  (1.32)   $  (1.02)   $ (0.80)   $ (0.51)
                                                               --------    --------    --------    -------    -------

                Weighted average shares outstanding               9,898       9,500       8,499      7,177      6,721
                                                               --------    --------    --------    -------    -------

---------------------------------------------------------------------------------------------------------------------

Balance Sheet   Cash, cash equivalents,
Data:             certificate of deposit and
At December 31,   marketable debt securities                   $ 82,335    $ 29,676    $ 41,359    $21,844    $26,392

                Total assets                                     85,129      32,712      43,959     24,242     28,260
                Long-term obligations, including
                  current position                                1,750       2,000       1,350      1,516         52
                Deficit accumulated during
                  development stage                             (48,679)    (32,962)    (20,413)   (11,719)    (5,981)
                Stockholders' equity                             80,019      29,198      41,115     21,677     27,052


                    The accompanying notes are an integral
                       part of the financial statements

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   RESULTS OF OPERATION

Overview

Anesta has two products that have been approved by the FDA, Actiq and Fentanyl Oralet, and a number of other product candidates in various stages of preclinical and clinical development. All of these products and product candidates use Anesta's proprietary OTS for drug delivery. Actiq is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. Actiq was approved by the FDA in November 1998 and its commercial launch is expected in March 1999. Anesta's first product, Fentanyl Oralet, was developed for premedication before surgery or painful procedures in monitored anesthesia settings and was approved by the FDA in October 1993. Commercial sales of Fentanyl Oralet have not been and are not expected to be significant.

Abbott is Anesta's exclusive partner for the commercialization of Actiq and Fentanyl Oralet in the United States. Abbott manufactures Actiq and Fentanyl Oralet and sells these products to Anesta at a price that reflects Abbott's cost of manufacturing. Anesta in turn resells these products to Abbott at a price related to Abbott's selling price to wholesalers and pharmacies. Anesta's gross margin therefore is directly affected by Abbott's manufacturing costs and selling price. Abbott also is obligated to pay Anesta a small royalty on its sales of Actiq and Fentanyl Oralet, which essentially offsets Anesta's royalty obligation to the UURF. Anesta recognizes revenue when Abbott ships product against a customer order.

In 1995, Anesta reacquired from Abbott commercial rights to all OT-fentanyl products, including Actiq and Fentanyl Oralet, outside the United States. Anesta intends to commercialize Actiq internationally through collaborations with corporate partners. Anesta has entered into collaborations with Grupo Ferrer for distribution in Spain and Portugal, and with Lafon for distribution in France. Anesta intends to seek additional partners for other major foreign markets. Anesta is pursuing registration of Actiq in the United Kingdom, the largest cancer pain market in Europe, and if that registration is obtained, Anesta intends to seek approvals in other European Union countries under the European Union's mutual recognition process.

Anesta has devoted most of its resources since its inception in 1985 to the research and development of Fentanyl Oralet, Actiq and other product candidates, as well as the commercialization of Fentanyl Oralet and preparations for the commercialization of Actiq. Anesta, a development stage company, had an accumulated deficit as of December 31, 1998, of approximately $48.7 million.

Results of Operations

Years Ended December 31, 1998, 1997, and 1996

Revenues. Total revenues increased by $485,800 or 257% during 1998 as compared to 1997 and decreased by $1,408,900 or 88% during 1997 as compared to 1996. The increase in 1998 is primarily a result of a contract research payment made by Abbott upon FDA approval of Actiq and upfront fees paid by Grupo Ferrer and Lafon upon execution of their collaboration agreements. The decrease in 1997 is primarily a result of the completion of funding by Abbott in 1996 under a collaborative funding agreement.

Operating Expenses. Research and development expenses increased by $738,600 or 9% during 1998 as compared to 1997 and decreased by $414,700 or 5% during 1997 as compared to 1996. The increase in 1998 is primarily due to expenditures related to activities surrounding the approval of Actiq, filing two Investigational New Drug applications, and manufacturing clinical trial material. The decrease in 1997 is due to higher expenditures in 1996 related to clinical research programs and preparation for filing the Actiq NDA (See Note 10 to Financial Statements). The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development activities and clinical trial material manufacturing.

Depreciation expense increased by $26,600 or 10% during 1998 as compared to 1997 and by $32,000 or 13% during 1997 as compared to 1996. The increase in 1998 and 1997 is due to the Company's remodeling of additional facilities.

Marketing, general and administrative expenses increased by $2,217,600 or 35% during 1998 as compared to 1997 and by $2,831,200 or 80% during 1997 as compared to 1996. The increase in 1998 and 1997 is due primarily to higher expenditures for personnel, corporate development activities, European operations, marketing research, and Actiq pre-launch marketing activities. The Company expects that its marketing and general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq pre-launch market development and market launch activities, European operations including international clinical research studies and corporate development activities.

Non Operating Income (Expense). Interest income decreased by $659,100 during 1998 as compared to 1997 and increased by $34,700 during 1997 as compared to 1996. The decrease in 1998 is primarily due to a reduction in the amount of invested funds. The increase in 1997 is primarily due to income earned on the invested net proceeds from the Company's secondary offering in June 1996.

Interest expense increased by $3,500 during 1998 as compared to 1997 and by $27,900 during 1997 as compared to 1996. The increase in both years is primarily due to interest expense related to borrowings on the Company's revolving/term loan.

Income Taxes. The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years. The Company's ability to realize the benefit of the deferred tax asset related to its net operating loss and research and development tax credit carryforwards will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes a full valuation allowance should be provided (See Note 8 to Financial Statements).

Net Loss. As a result of the changes in total revenues, the changes in research and development expenditures and the increase in marketing, general and administrative activities and other factors discussed above, the net loss for 1998 was $15,719,900 or $1.59 per share as compared to $12,549,000 or $1.32 per share for 1997 and $8,689,800 or $1.02 per share for 1996.

Liquidity and Capital Resources

As of December 31, 1998, the Company had cash and cash equivalents totaling $55,889,200, $1,785,000 in a certificate of deposit used as collateral for a revolving/term loan and $24,661,000 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $82,335,300 as of December 31, 1998. In December 1998, the Company closed a public offering of 3,250,000 shares of common stock at an offering price of $21.25 per share resulting in net proceeds to the Company of $64,478,400. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company's use of cash in operating activities increased by $1,450,700 during 1998 as compared to 1997 and by $3,695,500 during 1997 as compared to 1996. The increase in cash used is a direct result of the changes in total revenues, the increase in marketing, general and administrative activities and other factors discussed above.

During 1998, the Company made capital expenditures of approximately $108,200 as compared to $894,800 and $53,300 in 1997 and 1996 respectively. The increase in capital expenditures in 1997 was due to the Company's remodeling of facilities. In order to finance the capital expenditures, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000. This loan converted to a 10 year term loan on May 15, 1995. In March 1997, the Company borrowed an additional $800,000 for a total term loan of $2,300,000. During 1998, the Company made principal payments of $250,000 and in 1997 and 1996, the Company made principal payments of $150,000 each year. The loan is collateralized by a $1,785,000 certificate of deposit.

During 1998, the Company realized cash proceeds of $1,928,100 relating to the exercise of stock options as compared to $615,900 and $404,800 in 1997 and 1996 respectively. During 1996 the Company closed a secondary offering of 2,000,000 shares of common stock resulting in net proceeds to the Company of $27,858,200 and made principal payments on capital lease obligations of $16,400.

The Company's future capital requirements could be substantial and will depend on, and could increase as a result of, many factors, including the commercial success of Actiq; progress of the Company's research and development programs; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing patents; the time and costs involved in developing and maintaining collaborative research relationships; the costs associated with potential commercialization of its products; and administrative and legal costs. The Company believes that existing capital resources will be sufficient to meet the Company's capital needs through at least the end of 2000.

The Company believes that it is prudent to monitor existing cash balances in order to fund the activities which the Company believes are necessary to continue its growth. Therefore, the Company periodically evaluates market conditions and various financing alternatives for obtaining funds to augment existing cash balances.

Year 2000 Compliance

Many currently installed computer systems are unable to distinguish between the year 1900 and the year 2000. This is commonly known as the Year 2000 (Y2K) issue. As a result, business entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations.

The Company utilizes management information systems and software technology that may be affected by Y2K issues throughout its business. The Company considers its finance and accounting, clinical database, and laboratory data acquisition and analysis software mission critical. During fiscal 1998, the Company began to implement plans to ensure those systems, along with additional internal and external systems, continue to meet requirements. The Company's information systems group continues to review additional information technology systems and non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes needed for the Company's Y2K compliance by June 30, 1999.

The Company has contacted key suppliers and customers regarding their Y2K compliance to determine any impact on operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Y2K issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

Based on the progress the Company has made in addressing its Y2K issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Y2K compliance at this time. However, the Company will continue to discuss Y2K compliance issues with its key suppliers and customers in an effort to minimize any potential Y2K compliance impact as it is not possible to guarantee their compliance. As the Company's plan is to address its significant Y2K issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Y2K compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

                                  RISK FACTORS


Our Ability to Achieve Profitability Depends on the Successful Launch of Actiq

We must successfully launch Actiq together with our U.S. strategic partner Abbott to achieve profitability. Although Actiq was approved by the FDA in November 1998, the commercial success of the product will depend on many factors, including:

 . Abbott's ability to recruit and train a sales force dedicated to Actiq;
 . Abbott's ability to manufacture sufficient quantities of Actiq while following strict regulatory requirements;
 . Abbott's ability to price Actiq at a level that leads to market acceptance;
 . Physicians' willingness to prescribe Actiq for breakthrough cancer pain; and . Use of Actiq by cancer patients who suffer from breakthrough cancer pain.

We do not control any of these factors and cannot assure investors that Actiq will be successfully launched. We, along with Abbott, must make every effort through a comprehensive risk management program to reduce the inappropriate use of Actiq. These and other factors that may prevent successful commercialization of Actiq are discussed in greater detail in the risk factors that follow. If Actiq is not commercially successful, we will experience significant operating losses and our viability will be dependent upon developing other commercial products.

We Depend on Abbott to Commercialize Actiq

The success of Actiq in the United States depends on the efforts of Abbott. Abbott is currently the only approved commercial manufacturer of Actiq and Abbott has the exclusive right to sell and distribute Actiq in the United States.

We do not control how Abbott performs its obligations under our collaboration agreement. Abbott may not be able to establish and maintain an effective sales force for Actiq. Abbott may terminate the dedicated Actiq sales force and sell Actiq through its other sales organizations. Some of Abbott's existing or future products may compete with Actiq and Abbott may shift sales and marketing resources to other products. Abbott controls the pricing strategy for Actiq, as well as the process of securing the approval of government healthcare authorities, insurance companies and managed care organizations to pay or reimburse for the use of Actiq. Abbott has not yet determined the pricing of Actiq, and we cannot assure you that Abbott will price Actiq in a manner that leads to market acceptance.

The manufacturing process for Actiq is strictly regulated by the FDA and involves certain supplies, such as child-resistant product packaging, that involve long lead times. Abbott may not be able to predict or respond to product demand for Actiq in a timely manner. Abbott has the right to terminate our collaboration in certain circumstances. We have limited rights to terminate the Abbott alliance, so even if Abbott does not perform in a satisfactory manner, we may not be able to seek another partner for Actiq in the United States. We do not currently have adequate resources to distribute or sell Actiq on our own. If Abbott does not satisfactorily perform under the collaboration agreement, our financial condition will be materially and adversely affected.

Market Acceptance Of Actiq Is Uncertain

Actiq uses a new method of oral transmucosal drug delivery and we cannot assure you that physicians or patients will adopt Actiq. To date, a limited number of clinical trial patients have used Actiq, and it is uncertain whether patients will use Actiq to treat their breakthrough cancer pain. Physicians will prescribe Actiq only if they determine, based on experience, clinical data, and other factors, that it is preferable to other products currently used for breakthrough cancer pain. Recommendations and endorsements by influential physicians will be essential for market acceptance of Actiq, and we may not be able to obtain these recommendations and endorsements. In addition, many other factors influence the adoption of new pharmaceuticals, including marketing and distribution restrictions, adverse publicity, product pricing and reimbursement by third party payors. Third party payors may not agree to reimburse patients for the cost of using Actiq. If Actiq does not achieve adequate sales, our business and financial condition would be materially and adversely affected.

We Are Subject To Extensive Government Regulation

The FDA must approve our new products before they can be marketed in the United States. Before we can file a New Drug Application (NDA) with the FDA, the product candidate must undergo extensive clinical trials. The regulatory process is expensive and time consuming, and any NDA that we submit may not be approved. Our product candidates must also be approved by foreign governments before the product can be sold in other countries as discussed under the heading "International Commercialization of Actiq Faces Significant Obstacles" below.

Any regulatory approval of a product is limited to specific therapeutic uses for which the product has demonstrated safety and efficacy in clinical testing. In addition, approval may be contingent on post-marketing studies. A pharmaceutical product remains subject to extensive regulation even after approval. The FDA and state regulatory authorities stringently apply and enforce regulatory requirements for drug manufacturing and related activities. The FDA or state regulatory authorities could restrict an approved product or manufacturer, order withdrawal of a product or shut down a manufacturing facility if they discover a significant problem or a violation of applicable regulations.

The FDA can impose significant restrictions on the marketing and distribution of approved products. We have developed with Abbott, in consultation with the FDA, a comprehensive risk management program for Actiq that includes significant restrictions on the manner in which Actiq will be marketed and sold. The program was developed in response to the concerns expressed by the FDA in its not-approvable letter in November 1997. The program is designed to prevent accidental ingestion by children, improper patient selection and diversion or abuse of the product. Developing this program was a time consuming process and delayed the regulatory approval of Actiq for approximately one year. Because our future products may also involve the delivery of potent drugs, we may experience similar delays.

Any products that we develop in the future will be subject to rigorous regulatory review. We may not be able to establish that any future products are safe and effective or obtain FDA approval. Regulatory concerns or changes could delay or prevent approval of new products. For example, the FDA imposed significant restrictions on Abbott's sales and distribution of Fentanyl Oralet in 1994 after it had approved the product. Although these restrictions were relaxed in 1996, we believe those restrictions limited the market acceptance of Fentanyl Oralet. As a part of Actiq's comprehensive risk management plan, all educational and promotional materials must be submitted to, and reviewed by, the FDA. Future restrictions on the marketing or sales of our products could limit sales. See "Business -- Government Regulation."

Our Products Contain Controlled Substances

The active ingredient in Actiq and Fentanyl Oralet is fentanyl citrate (fentanyl), which is a controlled substance regulated by the DEA. Fentanyl is listed by the DEA as a Schedule II substance, which means that its manufacture, shipment, sale and use is subject to the highest degree of regulation and accountability. The amount of fentanyl that Abbott can obtain is limited by the DEA and Abbott's quota may not be sufficient to meet potential demand. Future products may also contain substances regulated by the DEA.

Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of regulatory approval. In addition, these opponents can generate negative publicity in an effort to bring about rejection of a product by the medical community. For example, a public interest group attempted to block FDA approval of Fentanyl Oralet. Following FDA approval of Fentanyl Oralet in 1993, the group unsuccessfully urged the FDA to withdraw its approval. Political pressures and adverse publicity could lead to delays and increased expenses and limit or restrict the introduction and marketing of our products. If the FDA withdrew the approval of, or placed additional significant restrictions on, the marketing of Actiq, our business could be materially and adversely affected.

We Face Product Liability Risks and May Not Be Able To Obtain Adequate Insurance

The testing, marketing and sale of our products involves significant risks. We may be held liable for adverse reactions resulting from the use of our products. Our products involve a new method of delivery for potent drugs that requires greater precautions to prevent unintended use. For example, we have worked with Abbott to develop a specific risk management program for Actiq that is designed to prevent accidental ingestion by children, improper patient selection, diversion and abuse. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against us. We currently have clinical trial and product liability insurance with aggregate coverage of $5 million. We will seek to maintain and appropriately increase such insurance coverage as development and commercialization of our products progresses. Insurance may not be available at a reasonable cost or in sufficient amounts to protect us from liability claims. The obligation to pay any product liability claim in excess of our insurance coverage or the recall of any of our products could adversely affect our financial condition.

We Face Intense Competition and Technological Change

We face intense competition and technological change. Existing and future products, therapies, technological approaches and delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Actiq faces competition from inexpensive oral morphine tablets and quick-acting intravenous opioid delivery systems. Other technologies are being developed for rapidly delivering opioids to treat breakthrough pain, at least one of which is in clinical trials.

We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drug delivery products already approved or in development and operate large, well-funded research and development programs in these fields. Our competitors may develop safer or more effective drugs and achieve faster or broader regulatory approval, wider availability of supply, more effective marketing and sales or superior proprietary positions. Any products that we develop may become obsolete before we recover any expenses incurred in connection with development of these products.

International Commercialization of Actiq Faces Significant Obstacles

We plan to commercialize Actiq internationally through collaborative relationships with foreign partners. We have limited foreign regulatory, clinical and commercial resources. We have entered into relationships with Grupo Ferrer for Spain and Portugal and with Lafon for France. These and other potential future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Existing or future collaborations with foreign partners may not be effective or profitable for us.

We will need to obtain approvals from the appropriate regulatory, pricing and reimbursement authorities to market Actiq internationally. We are conducting clinical trials in the United Kingdom and will first seek approval for Actiq in the United Kingdom and subsequently in other European Union countries. We may not obtain foreign regulatory approval for Actiq. Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations can vary among countries and foreign regulatory authorities may require different or additional clinical trials than we conducted to obtain FDA approval for Actiq. In addition, adverse clinical trial results, such as death or injury due to side effects, could jeopardize not only foreign regulatory approval, but may also lead to marketing restrictions or product withdrawal in the United States.
Actiq may also face foreign regulatory requirements applicable to controlled substances.

Foreign collaborative partners may not be effective in their efforts to sell Actiq even if regulatory approvals are obtained. The factors affecting product pricing strategy and availability of reimbursement vary from country to country, and we and our partners may not develop a viable strategy to address these issues. Prevailing practices regarding treatment of cancer pain also differ from country to country, and factors unique to a particular market may prevent or limit market acceptance of Actiq. If we do not establish and maintain effective relationships with foreign collaborative partners, and successfully address the other challenges of foreign markets, our financial condition could be adversely affected. It may be difficult and expensive to terminate a relationship with a foreign collaborative partner, even if termination is permitted by the collaboration agreement. Doing business abroad involves other risks, including risk of losses or reduced market opportunities due to tariffs, trade barriers, changes in currency exchange rates, export or import controls, restrictions on convertibility of foreign currencies or transfer of funds, and political and economic risks. Furthermore, international intellectual property rights may not be as comprehensive or provide the same level of protection as the U.S. laws.

Our Ability to Develop Additional Products is Uncertain

Our future success depends, in part, on our ability to develop additional commercial products. While we have conducted clinical trials for OT-nicotine and OT-etomidate, we have not yet determined that these or other product candidates have medical benefits that justify the significant additional costs that would be necessary to commercialize them. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. If health insurance companies and other third party payors decide not to reimburse patients for purchasing our products, sales could be severely limited. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

Clinical Trials Are Expensive and Uncertain

Extensive and costly clinical trials must be conducted to demonstrate a product's safety and efficacy before it can be approved by the FDA or other regulatory authorities. A product candidate that appears to be safe and effective in early testing may not ultimately prove to be safe and effective when tested in a larger number of patients. We may also encounter problems in a clinical trial that significantly delay or cause us to terminate the clinical trial program. Any adverse clinical event could cause delays or prevent us from commercializing additional products.

Limited Manufacturing Experience

We have developed an alternative manufacturing method which we believe could lower costs and increase applicability to a variety of compounds. We have manufactured OTS products for clinical trials using this method. We intend to apply this new manufacturing method to produce products for foreign markets. However, we have never manufactured commercial quantities of our products using this or any other method. We have limited experience with regulatory approval of manufacturing processes. This new method may prove to be too expensive, complex or unsuited for some applications and may not be approvable by the FDA or other regulatory authorities. We may not be able to develop a manufacturing process that produces adequate amounts of our products at an acceptable cost. The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards, which may significantly increase our costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA will require a new approval before the process could be used. Failure to develop our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them profitably.

We Will Need To Find Corporate Partners For Our New Products

To commercialize any of our current product candidates, we will need to establish relationships with corporate partners. We do not have the sales, marketing, manufacturing or distribution capabilities that would allow us to sell our products alone. As a result, we will need to develop relationships with companies that have these capabilities to commercialize any new products. We may not be able to find partners who will agree to sell and distribute our products on favorable terms, or at all. Even if we form corporate partnerships, those relationships may not be advantageous to us for a variety of reasons, including inadequate attention or resource commitments by the partner, management turnover, changing market conditions and competitive developments. If we are unable to form successful corporate partnerships for a product, we may be unable to commercialize that product profitably.

Our Success Depends On Protecting Our Intellectual Property

Our success will depend, in part, on our ability to obtain and protect patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and other countries. Our products are based on 14 U.S. and 96 foreign patents for the OTS, which are held by the University of Utah and its assignee, UURF. We have exclusive, world-wide licenses to these patents which cover the design and types of pharmaceutical compounds in our products. Our success depends on the continued validity of these patents. If either we or the UURF fail to file, prosecute or maintain any of the patents, our business could be severely damaged. We intend to file additional patent applications relating to our technology, products and processes. We will also direct the UURF to file any additional patent applications relating to the technology we have licensed. However, any of these patents or patent applications may be challenged, invalidated or circumvented by our competitors. These patents may also fail to provide meaningful competitive advantages to us. For example, another company may develop a way to deliver potent opioids in a more cost-effective manner than our products without infringing on our patents.

Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. For example, we are not aware of any third party intellectual property rights which would prevent our use of our new manufacturing method, although rights of this type may exist. We could be forced to either seek a license to intellectual property rights of others or alter our products or processes so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain, or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine who had the claimed rights first. We may also be forced to seek a judicial determination concerning the rights in question. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license or stop making a certain product.

We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with collaborative partners, employees and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us and we may not be able to adequately enforce our rights against these people.

Uncertainty Of Pharmaceutical Pricing, Reimbursement And Healthcare Reform Measures

The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of healthcare. Currently, Actiq has not been approved for reimbursement by any third party payors. In the United States and in certain foreign jurisdictions there have been a number of legislative and regulatory proposals to change the healthcare system, and further proposals are likely. The potential for adoption of these proposals affects our ability to raise capital, obtain additional collaborative partners and market our products. We could experience pricing pressure on our current and future products due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope.

We Have Not Been Profitable and May Require Additional Financing

We have not been profitable since our inception in August 1985. As of December 31, 1998 we had an accumulated deficit of approximately $48.7 million. We expect to continue to incur losses through at least 1999. We may never realize significant revenues or be profitable. Factors that will influence our profitability include the success of Actiq, the development and commercialization of additional products, timing and difficulty of obtaining regulatory approvals and competition.

Most of our funding has come from research and development fees and the sale of stock. We may have to raise additional funds through collaborative relationships or public and private financings. Additional financing may not be available on favorable terms, or at all. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted or the new equity purchasers may obtain terms that are better than those of our existing investors. Lack of financing may delay, reduce or eliminate some of our programs or force us to relinquish rights to technology, product candidates or products.

We Need to Attract and Retain Key Employees and Consultants and Manage Growth

Attracting and retaining qualified employees, consultants and advisors is critical to our success. We will need to hire additional qualified personnel with expertise in research and development, clinical testing, government regulation, manufacturing and marketing. We compete for qualified individuals with numerous pharmaceutical, health products and biotechnology companies, universities and other research institutions. We may not be able to attract and retain these types of individuals.

With the approval of Actiq and continued development of product candidates, our operations may expand in the future. Any significant growth will place demands on our management and operational resources. These demands may include hiring additional people, capital improvements and changing relationships with corporate partners. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls. Failure to properly manage our growth could result in loss of market opportunities and materially damage our financial condition.

Universities and medical institutions conduct clinical development under agreements with us. We depend on principal investigators to conduct our clinical development activities. These collaborators are not our employees and we do not control their activities. Our collaborators may also have relationships with other commercial entities, some of whom may compete with us.

We Are Subject To Anti-Takeover Provisions

Our Certificate of Incorporation and Bylaws contain provisions which may discourage takeover attempts, including transactions in which stockholders might receive a premium for their shares. This may limit stockholders' ability to approve a transaction that stockholders may think is in their best interest.
Our Certificate of Incorporation and Bylaws require that any action required or permitted to be taken by our stockholders must be taken at a properly called meeting of stockholders. Special stockholder meetings may be called only by the Board of Directors, the Chairman of the Board or the President. In addition, the Board of Directors has the authority, without stockholder action, to fix the rights and preferences of and issue shares of Preferred Stock, which may have the effect of delaying or preventing a change in control.

Highly Volatile Stock Price

The market price of our Common Stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include: fluctuations in our operating results, announcements of technological innovations or new commercial therapeutic products by us or our competitors, published reports by securities analysts, progress with clinical trials, governmental regulation, changes in reimbursement policies, developments in patent or other proprietary rights, developments in our relationship with collaborative partners, public concern as to the safety and efficacy of our products and general market conditions.

Our Operations Involve Hazardous Materials

Our research and manufacturing activities involve the controlled use of hazardous materials. Although we believe that our safety procedures for these materials comply with governmental standards, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we could be held liable for any resulting damages, which could exceed our financial resources.

Absence Of Dividends

We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends in the foreseeable future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------




                       Report of Independent Accountants
                       ---------------------------------



To the Shareholders of Anesta Corp.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Anesta Corp. (the "Company") (a development stage company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (August 1, 1985) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Salt Lake City, Utah
February 23, 1999

                                  ANESTA CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        as of December 31, 1998 and 1997
                                   ___________

   ASSETS                                 1998             1997        LIABILITIES AND                    1998             1997
                                       ------------    -------------   STOCKHOLDERS' EQUITY           ------------     ------------
Current assets:                                                      Current liabilities:
   Cash and cash equivalents           $55,889,226     $  9,760,765   Accounts payable                 $ 1,478,521       $ 433,666
   Current portion of certificate of
     deposit                               255,000          255,000   Accrued liabilities:
   Marketable debt securities,                                           Accrued compensation             1,117,909         477,231
     available-for-sale                 24,661,040       17,875,711      Accrued research and
                                                                          development costs                                 200,000
   Accounts receivable                     276,476           82,863      Other                              236,783          52,746
   Prepaid expenses and other current
     assets                                194,802          428,490   Current portion of note payable       250,000         250,000
                                       ------------    -------------                                   ------------    ------------
       Total current assets             81,276,544       28,402,829  Unearned revenues                      526,796         350,000
       Total current liabilities         3,083,213        1,413,643  Note payable                         1,500,000       1,750,000
                                       ------------    -------------                                   ------------    ------------
                                                                           Total liabilities              5,110,009       3,513,643
                                                                                                       ------------    ------------
Property and equipment, at cost:                                     Commitments (Note 11)

   Furniture and equipment                 947,598          910,443  Stockholders' equity:
   Leasehold improvements                2,330,136        2,278,941   Common stock, par value, $.001
   Accumulated depreciation             (1,151,126)        (870,848)   per share; Authorized:
                                       ------------    -------------   15,000,000 shares; Issued:
                                         2,126,608        2,318,536    13,054,934 in 1998 and 9,551,465
                                       ------------    -------------   in 1997                               13,055           9,551
Other assets:                                                         Additional paid-in capital        128,634,691      62,142,239
   Certificate of deposit                1,530,000        1,785,000   Deficit accumulated during the
   Other assets                            196,202          205,269      development stage              (48,679,075)    (32,962,206)
                                       ------------    -------------  Accumulated other comprehensive
                                         1,726,202        1,990,269    income                                50,674           8,407
                                       ------------    -------------                                   ------------     ------------
       Total assets                    $ 85,129,354    $ 32,711,634        Total stockholders' equity    80,019,345      29,197,991
                                       ------------    -------------                                   ------------     -----------
                                                                           Total liabilities and
                                                                            stockholders' equity        $85,129,354    $ 32,711,634
                                                                                                       ------------    ------------


                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
         for the years ended December 31, 1998, 1997 and 1996 and for the period from inception (August 1, 1985) to December 31, 1998
                                   ________

                                                                                                         Period from inception
                                                                                                          (August 1, 1985) to
                                                            1998              1997            1996         December 31, 1998
                                                        -------------     -------------    ------------  ---------------------
Revenues:
  Product sales                                         $     193,531     $     183,752    $     92,430       $    567,714
  Royalty revenue                                               5,744             5,449           2,700            116,784
  Revenues from contract research/license agreements          475,704                         1,503,000         10,454,635
                                                        -------------     -------------    ------------       ------------

    Total revenues                                            674,979           189,201       1,598,130         11,139,133
                                                        -------------     -------------    ------------       ------------

Operating costs and expenses:
  Cost of goods sold                                           53,804            52,082          27,290            173,575
  Royalties                                                     2,989             2,838           2,500             13,327
  Research and development                                  8,627,606         7,889,021       8,303,756         39,362,389
  Depreciation and amortization                               296,241           269,595         237,622          1,393,392
  Marketing, general and administrative                     8,585,679         6,368,094       3,536,852         24,311,344
                                                        -------------     -------------    ------------       ------------

    Total costs and expenses                               17,566,319        14,581,630      12,108,020         65,254,027
                                                        -------------     -------------    ------------       ------------

    Loss from operations                                  (16,891,340)      (14,392,429)    (10,509,890)       (54,114,894)

Non operating income (expense):
  Interest income                                           1,333,597         1,992,739       1,958,073          7,670,693
  Interest expense                                           (142,916)         (139,407)       (111,514)          (635,307)
  Other                                                           201            (8,215)        (26,408)           (47,375)
                                                        -------------     -------------    ------------       ------------

    Loss before provision for income
     taxes, extraordinary item and cumulative
     effect of change in accounting                       (15,700,458)      (12,547,312)     (8,689,739)       (47,126,883)

Provision for income taxes                                    (16,411)           (1,741)           (100)           (41,557)
                                                        -------------     -------------    ------------       ------------

    Loss before extraordinary item and
     cumulative effect of change in accounting            (15,716,869)      (12,549,053)     (8,689,839)       (47,168,440)

Extraordinary item - reduction of income
  taxes arising from carryforward of prior
  years' operating losses                                                                                           22,296

Cumulative effect of change in accounting                                                                       (1,041,047)
                                                        -------------     -------------    ------------       ------------

    Net loss                                              (15,716,869)      (12,549,053)     (8,689,839)       (48,187,191)
                                                        -------------     -------------    ------------       ------------

Other comprehensive income:
    Foreign currency translation adjustment                    15,604                                               15,604
    Unrealized gain (loss) on marketable debt
     securities, available for sale                            26,663             9,710        (135,192)            35,070
                                                        -------------     -------------    ------------       ------------

       Total other comprehensive income (loss)                 42,267             9,710        (135,192)            50,674
                                                        -------------     -------------    ------------       ------------

       Comprehensive loss                               $ (15,674,602)    $ (12,539,343)   $ (8,825,031)      $(48,136,517)
                                                        -------------     -------------    ------------       ------------

Basic and diluted loss per common share (Note 13)--

  Net loss per common share                             $       (1.59)    $       (1.32)   $      (1.02)
                                                        -------------     -------------    ------------


Weighted average shares outstanding                         9,897,978         9,500,055       8,499,124
                                                        -------------     -------------    ------------

                    The accompanying notes are an integral
                       part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       for the period from inception (August 1, 1985) to December 31, 1998
                                    _________

                                                     Preferred Stock - Voting                        Common Stock
                                                 ---------------------------------      ---------------------------------------
                                                                          Paid-in                                       Paid-in
                                                 Shares       Amount      Capital       Shares          Amount          Capital
                                                 -------      ------      -------       ------          ------          -------
Initial offering of common stock
             for cash on August 1, 1985
             (at $.02 per share)                                                        53,600           $ 535           $ 537
Issuance of common stock for cash
             on September 16, 1985
             (at $.20 per share)                                                       290,500           2,906          55,194
Issuance of common stock for cash
             on November 12, 1985
             (at $.70 per share)                                                       149,000           1,490         102,810
Issuance of common stock for a License
             Agreement with the University of
             Utah on January 31, 1986
             (at $.70 per share)                                                         6,000              60           4,140
Issuance of common stock for cash
             on January 31, 1986
             (at $.70 per share)                                                        37,500             376          25,874
Compensation recognized for
             compensatory stock options                                                                                    930
Loss from inception to
             December 31, 1986
                                                                                       -------         -------         -------
Balance at December 31, 1986                                                           536,600           5,367         189,485

Issuance of common stock for cash on
             March 30, 1987, April 14, 1987 and
             May 30, 1987 (at $1.40 per share)                                         357,135           3,570         473,420
Compensation recognized for
             compensatory stock options                                                                                  1,812
1987 net loss
                                                                                       -------         -------         -------

Balance at December 31, 1987                                                           893,735           8,937         664,717

                                               Deficit                                  Notes
                                             Accumulated                              Receivable        Accumulated
                                              During the                            from Issuance         Other
                                             Development      Treasury Stock          of Common        Comprehensive
                                                Stage       Shares        Amount        Stock          Income (Loss)     Total
                                             -----------    ------        ------    -------------      -------------   --------
Initial offering of common stock
             for cash on August 1, 1985
             (at $.02 per share)                                                                                        $ 1,072
Issuance of common stock for cash
             on September 16, 1985
             (at $.20 per share)                                                                                         58,100
Issuance of common stock for cash
             on November 12, 1985
             (at $.70 per share)                                                                                        104,300
Issuance of common stock for a License
             Agreement with the University of
             Utah on January 31, 1986
             (at $.70 per share)                                                                                          4,200
Issuance of common stock for cash
             on January 31, 1986
             (at $.70 per share)                                                                                         26,250
Compensation recognized for
             compensatory stock options                                                                                     930
Loss from inception to
             December 31, 1986               $ (121,780)                                                               (121,780)
                                             -------------                                                       --------------
Balance at December 31, 1986                   (121,780)                                                                 73,072

Issuance of common stock for cash on
             March 30, 1987, April 14, 1987
             and May 30, 1987 (at $1.40
             per share)                                                                                                 476,990
Compensation recognized for
             compensatory stock options                                                                                   1,812
1987 net loss                                  (302,842)                                                               (302,842)
                                             -------------                                                       --------------
Balance at December 31, 1987                   (424,622)                                                                249,032

                                 - Continued -

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      for the period from inception (August 1, 1985) to December 31, 1998
                                   _________

                                                       Preferred Stock - Voting                          Common Stock
                                                ---------------------------------------        ----------------------------------
                                                                               Paid-in                                   Paid-in
                                                  Shares         Amount        Capital          Shares      Amount       Capital
                                                ---------       ---------     ---------        --------     -------      --------
Exercise of stock options for cash                                                                500          $ 5         $ 345
Issuance of common stock for consulting
             services on December 20, 1988
             (at $.20 per share)                                                                3,985           40           757
1988 net loss
                                                                                             --------      -------      --------
Balance at December 31, 1988                                                                  898,220        8,982       665,819

Conversion of senior promissory and
             demand notes and interest to voting
             preferred stock                      298,908       $29,891        $ 1,165,777
Issuance of voting preferred stock
             for cash on September 25, 1989
             (at $4.00 per share)                  26,545         2,654            103,525
1989 net loss
                                                ---------     ---------          ---------   --------      -------      --------
Balance at December 31, 1989                      325,453        32,545          1,269,302    898,220        8,982       665,819

Issuance of voting preferred stock
             for technology on October 1, 1990
             (at $.10 per share)                   12,000         1,200
Exercise of stock options for cash                                                              4,594           46         3,280
1990 net income
                                                ---------     ---------          ---------   --------      -------      --------
Balance at December 31, 1990                      337,453        33,745          1,269,302    902,814        9,028       669,059

Issuance of voting preferred stock for
             cash on January 11, 1991
             (at $12.00 per share)                 20,834         2,084            247,924
Exercise of stock options for cash                                                             27,500          275        20,475
1991 net loss
                                                ---------     ---------          ---------   --------      -------      --------
Balance at December 31, 1991                      358,287        35,829          1,517,226    930,314        9,303       689,574



                                                  Deficit                                  Notes
                                                Accumulated                              Receivable   Accumulated
                                                During the                             from Issuance     Other
                                                Development       Treasury Stock         of Common    Comprehensive
                                                  Stage        Shares        Amount        Stock      Income (Loss)        Total
                                               ------------   --------      --------   ------------- --------------    ------------
Exercise of stock options for cash                                                                                            $ 350
Issuance of common stock for consulting
             services on December 20, 1988
             (at $.20 per share)                                                                                                797
1988 net loss                                  $ (666,450)                                                                 (666,450)
                                              -----------                                                               -----------
Balance at December 31, 1988                   (1,091,072)                                                                 (416,271)

Conversion of senior promissory and
             demand notes and interest to voting
             preferred stock                                                                                              1,195,668
Issuance of voting preferred stock
             for cash on September 25, 1989
             (at $4.00 per share)                                                                                           106,179
1989 net loss                                    (550,811)                                                                 (550,811)
                                              -----------                                                               -----------
Balance at December 31, 1989                   (1,641,883)                                                                  334,765

Issuance of voting preferred stock
             for technology on October 1, 1990
             (at $.10 per share)                                                                                              1,200
Exercise of stock options for cash                                                                                            3,326
1990 net income                                    91,445                                                                    91,445
                                              -----------                                                               -----------

Balance at December 31, 1990                   (1,590,418)                                                                  430,736

Issuance of voting preferred stock for
             cash on January 11, 1991
             (at $12.00 per share)                                                                                          250,008
Exercise of stock options for cash                                                                                           20,750
1991 net loss                                     (68,535)                                                                  (68,535)
                                              -----------                                                               -----------

Balance at December 31, 1991                   (1,618,993)                                                                  632,959



                                 - Continued -

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      for the period from inception (August 1, 1985) to December 31, 1998
                                   _________

                                                             Preferred Stock - Voting                      Common Stock
                                                   --------------------------------------------    -------------------------------
                                                                                      Paid-in                               Paid-in
                                                        Shares           Amount       Capital        Shares      Amount     Capital
                                                   ---------------   -------------  -----------      -------     ------     -------
Exercise of stock options for cash
  and notes                                                                                           24,041     $  241     $18,992
Issuance of voting preferred stock
  for cash on December 21, 1992
  (at $25.00 per share)                                     16,000   $       1,600  $   398,400
1992 net loss
                                                   ---------------   -------------  -----------      -------     ------     -------

Balance at December 31, 1992                               374,267          37,429    1,915,626      934,355      9,544     708,566

Change in par value upon reincorporation                                   (37,055)      37,055                 (13,561)     13,561
Exercise of stock options for cash
  and notes                                                                                          552,362      5,524     436,866
1993 net loss
                                                   ---------------   -------------  -----------    ---------     ------  ----------

Balance at December 31, 1993                               374,287             374    1,952,681    1,586,717      1,507   1,158,993

Issuance of common stock for
  cash on January 25, 1994
  (at $12.50 per share), net of
  offering costs of $2,711,650                                                                     2,500,000      2,500  28,535,850
Exercise of warrants for
  cash on January 25, 1994 (at an average
  of $1.19 per share)                                                                              1,202,840      1,203   1,424,797
Exercise of stock options for cash                                                                    16,499         16      13,095
Issuance of stock under stock
  purchase plan                                                                                        4,532          5      20,701
Payment of dividends on preferred
  stock ($1.31 per share)
Conversion of preferred stock to
  common stock                                            (374,287)           (374)  (1,952,681)   1,871,435      1,871   1,951,184
Purchase of treasury stock (at $12.25
  per share)
Other comprehensive loss -- unrealized
  loss on marketable debt securities,
  available-for-sale
1994 net loss
                                                   ---------------   -------------  -----------    ---------     ------  ----------
Balance at December 31, 1994                                                                       7,102,023      7,102  33,104,620

                                                       Deficit                                  Notes
                                                     Accumulated                             Receivable     Accumulated
                                                      During the       Treasury Stock       from Issuance      Other
                                                     Development     ------------------      of Common     Comprehensive
                                                        Stage        Shares      Amount         Stock      Income (Loss)    Total
                                                   ---------------   ------      ------     -------------  -------------  ---------
Exercise of stock options for cash
  and notes                                                                                      $ (7,000)                 $ 12,233
Issuance of voting preferred stock
  for cash on December 21, 1992
  (at $25.00 per share)                                                                                                     400,000
1992 net loss                                      $       (82,813)                                                         (82,813)
                                                   ---------------                          -------------                  --------

Balance at December 31, 1992                            (1,701,786)                                 7,000                   982,379

Change in par value upon reincorporation
Exercise of stock options for cash
  and notes                                                                                       (58,000)                  384,390
1993 net loss                                             (838,580)                                                        (838,580)
                                                   ---------------                          -------------                  --------

Balance at December 31, 1993                            (2,540,366)                               (65,000)                  508,189

Issuance of common stock for
  cash on January 25, 1994
  (at $12.50 per share), net of
  offering costs of $2,711,650                                                                                           28,538,350
Exercise of warrants for
  cash on January 25, 1994 (at an average
  of $1.19 per share)                                                                                                     1,426,000
Exercise of stock options for cash                                                                                           13,111
Issuance of stock under stock
  purchase plan                                                                                                                   -
Payment of dividends on preferred
  stock ($1.31 per share)                                 (491,884)                                                        (491,884)
Conversion of preferred stock to
  common stock
Purchase of treasury stock (at $12.25
  per share)                                                            345     $(4,226)                                     (4,226)
Other comprehensive loss -- unrealized
  loss on marketable debt securities,
  available-for-sale                                                                                        $    (9,228)     (9,228)
1994 net loss                                           (2,949,225)                                                      (2,949,225)
                                                   ---------------   ------      ------     -------------   ------------ ----------
Balance at December 31, 1994                            (5,981,475)     345      (4,226)          (65,000)       (9,228) 27,051,793

                                 - Continued -

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      for the period from inception (August 1, 1985) to December 31, 1998




                                                        Preferred Stock - Voting                   Common Stock
                                                   ---------------------------------      -------------------------------
                                                                          Paid-in                               Paid-in
                                                    Shares    Amount      Capital          Shares    Amount     Capital
                                                   -------- ---------- -------------      -------- ---------- -----------
Exercise of stock options for cash                                                          96,328 $       97 $    115,695
Issuance of stock under stock
              purchase plan                                                                  9,365          9       50,533
Collection on notes receivable from
              issuance of common stock
Other comprehensive income -- unrealized
              gain on marketable debt securities,
              available-for-sale
1995 net loss
                                                   -------- ---------- -------------    ---------- ---------- ------------

Balance at December 31, 1995                                                             7,207,716      7,208   33,270,848

Exercise of stock options for cash                                                         223,088        223      329,228
Issuance of stock under stock
              purchase plan                                                                  9,325          9       75,322
Issuance of common stock for
              cash on June 6, 1996
              (at $15.00 per share), net of
              offering costs of $2,141,775                                               2,000,000      2,000   27,856,225
Other comprehensive loss
1996 net loss
                                                   -------- ---------- -------------    ---------- ---------- ------------

Balance at December 31, 1996                                                             9,440,129      9,440   61,531,623

Exercise of stock options for cash and stock                                               105,716        105      530,788
Issuance of stock under stock
              purchase plan                                                                  5,965          6       84,054
Retirement of treasury stock in July 1997                                                     (345)                 (4,226)
Collection on notes receivable from
              issuance of common stock
Other comprehensive income
1997 net loss
                                                   -------- ---------- -------------    ---------- ---------- ------------
Balance at December 31, 1997                                                             9,551,465      9,551   62,142,239

Exercise of stock options for cash and stock                                               244,300        245    1,889,684
Issuance of common stock for
              cash on December 17, 1998
              (at $21.25 per share), net of
              offering costs of $4,584,067                                               3,250,000      3,250   64,475,183
Issuance of stock under stock
              purchase plan                                                                  9,169          9      127,585
Other comprehensive income
1998 net loss
                                                   -------- ---------- -------------    ---------- ---------- ------------
Balance at December 31, 1998                                                            13,054,934 $   13,055 $128,634,691
                                                   -------- ---------- -------------    ---------- ---------- ------------


                                                     Deficit                                           Notes
                                                   Accumulated                                      Receivable
                                                   During the                                          From
                                                   Development              Treasury Stock           Issuance
                                                                       --------------------------   of Common
                                                      Stage              Shares        Amount         Stock
                                                   ----------------    ------------   -----------  ------------
Exercise of stock options for cash
Issuance of stock under stock
              purchase plan
Collection on notes receivable from
              issuance of common stock                                                             $     58,000
Other comprehensive income -- unrealized
              gain on marketable debt securities,
              available-for-sale
1995 net loss                                      $     (5,741,839)
                                                   ----------------    ------------   -----------  ------------

Balance at December 31, 1995                            (11,741,839)            345   $    (4,226)       (7,000)

Exercise of stock options for cash
Issuance of stock under stock
              purchase plan
Issuance of common stock for
              cash on June 6, 1996
              (at $15.00 per share), net of
              offering costs of $2,141,775
Other comprehensive loss
1996 net loss                                            (8,689,839)
                                                   ----------------    ------------   -----------  ------------

Balance at December 31, 1996                            (20,413,153)            345        (4,226)       (7,000)

Exercise of stock options for cash and stock
Issuance of stock under stock
              purchase plan
Retirement of treasury stock in July 1997                                      (345)        4,226
Collection on notes receivable from
              issuance of common stock                                                                    7,000
Other comprehensive income
1997 net loss                                           (12,549,053)
                                                   ----------------    ------------   -----------  ------------

Balance at December 31, 1997                            (32,962,206)              -             -             -

Exercise of stock options for cash and stock
Issuance of common stock for
              cash on December 17, 1998
              (at $21.25 per share), net of
              offering costs of $4,584,067
Issuance of stock under stock
              purchase plan
Other comprehensive income
1998 net loss                                           (15,716,869)
                                                   ----------------    ------------   -----------  ------------

Balance at December 31, 1998                       $    (48,679,075)              -   $         -  $          -
                                                   ----------------    ------------   -----------  ------------

                                                                         Accumulated Other
                                                                           Comprehensive
                                                                           Income (Loss)               Total
                                                                         ------------------        ---------------
Exercise of stock options for cash                                                                 $       115,792
Issuance of stock under stock
              purchase plan                                                                                 50,542
Collection on notes receivable from
              issuance of common stock                                                                      58,000
Other comprehensive income -- unrealized
              gain on marketable debt securities,
              available-for-sale                                                    143,117                143,117
1995 net loss                                                                                           (5,741,839)
                                                                         ------------------        ---------------
Balance at December 31, 1995                                                        133,889             21,677,405
Exercise of stock options for cash                                                                         329,451
Issuance of stock under stock
              purchase plan                                                                                 75,331
Issuance of common stock for
              cash on June 6, 1996
              (at $15.00 per share), net of
              offering costs of $2,141,775                                                              27,858,225
Other comprehensive loss                                                           (135,192)              (135,192)
1996 net loss                                                                                           (8,689,839)
                                                                         ------------------        ---------------

Balance at December 31, 1996                                                         (1,303)            41,115,381

Exercise of stock options for cash and stock                                                               530,893
Issuance of stock under stock
              purchase plan                                                                                 84,060
Retirement of treasury stock in July 1997
Collection on notes receivable from
              issuance of common stock                                                                       7,000
Other comprehensive income                                                            9,710                  9,710
1997 net loss                                                                                          (12,549,053)
                                                                         ------------------        ---------------

Balance at December 31, 1997                                                          8,407             29,197,991

Exercise of stock options for cash and stock                                                             1,889,929
Issuance of common stock for
              cash on December 17, 1998
              (at $21.25 per share), net of
              offering costs of $4,584,067                                                              64,478,433
Issuance of stock under stock
              purchase plan                                                                                127,594
Other comprehensive income                                                           42,267                 42,267
1998 net loss                                                                                          (15,716,869)
                                                                         ------------------        ---------------

Balance at December 31, 1998                                             $           50,674        $    80,019,345
                                                                         ------------------        ---------------

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1998, 1997 and 1996 and
      for the period from inception (August 1, 1985) to December 31, 1998
                                   ________

                                                                                                               Period from inception
                                                                                                               (August 1, 1985) to
                                                    1998                  1997                 1996            December 31, 1998
                                              -----------------     -----------------     ----------------     -----------------
Cash flows from operating activities:
   Net loss                                      $ (15,716,869)        $ (12,549,053)        $ (8,689,839)        $ (48,187,191)
   Adjustments to reconcile net loss
     to net cash used in operating activities
      Cumulative effect of change in accounting                                                                       1,041,047
      Depreciation and amortization                    296,241               269,595              237,622             1,393,392
      Debt conversion expense                                                                                           101,330
      Interest converted to equity                                                                                       94,104
      Compensatory stock options and stock                                                                                3,539
      Loss on retirement of assets                       3,823                12,245               25,764                78,446
      Increase (decrease) due to changes in:
        Accounts receivable                           (193,613)              402,785              (75,216)             (276,476)
        Prepaid expenses and other
          current assets                               233,688              (136,507)            (214,849)             (194,802)
        Other assets                                     9,067               (89,796)            (103,906)             (198,780)
        Accounts payable                               728,436               (85,299)             287,677             1,162,102
        Accrued liabilities                            624,715               105,454              157,651             1,354,692
        Unearned revenues                              176,796                                                          526,796
                                              -----------------     -----------------     ----------------     -----------------
         Net cash used in operating activities     (13,837,716)          (12,070,576)          (8,375,096)          (43,101,801)
                                              -----------------     -----------------     ----------------     -----------------

Cash flows from investing activities:
   Capital expenditures                               (108,186)             (894,791)             (53,338)           (3,323,565)
   Proceeds from sale of assets                             50                 1,621                  250                11,896
   Costs associated with license agreements                                                                          (1,109,533)
   Advances to employees                                                                                                 (1,650)
   Purchase of treasury bills                                                                                        (1,174,419)
   Proceeds from maturity of treasury bills                                                                           1,174,419
   Purchase of marketable debt securities,
      available-for-sale                           (28,925,882)          (12,754,249)         (10,108,649)          (81,307,666)
   Maturities of marketable debt securities,
      available-for-sale                            22,167,216            12,062,198            9,554,650            56,663,292
   Purchase of certificate of deposit                                       (816,000)                                (2,346,000)
   Proceeds from maturity of certificate
      of deposit                                       255,000               153,000              153,000               561,000
                                              -----------------     -----------------     ----------------     -----------------
         Net cash used in investing activities      (6,611,802)           (2,248,221)            (454,087)          (30,852,226)
                                              -----------------     -----------------     ----------------     -----------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                   800,000                                  3,337,700
   Principal payments on notes payable                (250,000)             (150,000)            (150,000)             (587,500)
   Principal payments on obligations
      under capital leases                                                                        (16,363)             (194,488)
   Net proceeds from issuance of common stock       66,812,375               614,954           28,263,007           126,942,559
   Collections on notes receivable from
      issuance of common stock                                                 7,000                                     65,000
   Proceeds from issuance of preferred stock                                                                            756,222
   Dividends paid on preferred stock                                                                                   (491,884)
                                              -----------------     -----------------     ----------------     -----------------
         Net cash provided by financing
          activities                                66,562,375             1,271,954           28,096,644           129,827,649
                                              -----------------     -----------------     ----------------     -----------------

Effect of exchange rate changes on cash                 15,604                                                           15,604
                                              -----------------     -----------------     ----------------     -----------------

Net increase (decrease) in cash and
  cash equivalents                                   46,128,461           (13,046,843)          19,267,461            55,889,226
Cash and cash equivalents at beginning
  of period                                           9,760,765            22,807,608            3,540,147
                                              -----------------     -----------------     ----------------     -----------------
Cash and cash equivalents at end of period        $ 55,889,226           $ 9,760,765         $ 22,807,608          $ 55,889,226
                                              -----------------     -----------------     ----------------     -----------------

                                 - Continued -
                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1998, 1997 and 1996 and
      for the period from inception (August 1, 1985) to December 31, 1998
                                   ________

                                                                                                               Period from inception
                                                                                                               (August 1, 1985) to
                                                    1998                  1997                 1996            December 31, 1998
                                              -----------------     -----------------     ----------------     -----------------
Supplemental schedule of noncash activities:
The Company issued stock and stock options for:
   Purchase of additional license agreement                                                                             $ 5,400
   Notes receivable                                                                                                      71,000

The Company purchased leasehold improvements
   using accounts payable                                                                                               251,507

The Company entered into various capital lease
   arrangements                                                                                                         204,610

The Company received stock as payment of a
   note receivable                                                                                                        4,226

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest            $ 144,035             $ 136,715            $ 112,828             $ 534,730
   Cash paid during the year for taxes                  16,411                 1,741                  100                18,752

                    The accompanying notes are an integral
                       part of the financial statements

                         NOTES TO FINANCIAL STATEMENTS

                                   ---------



1. Significant Accounting Policies:

Development Stage Activities

Since its inception in August 1985, Anesta has been a development stage company engaged in the research, development and commercialization of pharmaceutical products incorporating its proprietary oral transmucosal drug delivery system. The Company has been unprofitable to date and expects to incur additional operating losses over the next few years, primarily due to the expansion of its research and development programs, including formulation development, clinical and commercial manufacturing capabilities, preclinical studies and clinical trials. As of December 31, 1998, the Company's deficit accumulated during the development stage was approximately $49 million.

Anesta is the worldwide licensee of technology obtained pursuant to technology license agreements with the UURF. The license agreements, which remain in effect for the life of the applicable patents, may be assigned only with prior written consent of the UURF (see Note 7).

Revenues recognized to date represent revenues under research and development contracts, license agreements and sales of the Company's first product, Fentanyl Oralet. The Company's ability to achieve profitability depends in part upon its ability alone, or with others, to successfully commercialize
Actiq, to complete development of its proposed products, to obtain required regulatory approvals and to manufacture and market such proposed products.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held in two financial institutions in San Francisco, California.

Marketable Debt Securities

The Company's marketable debt securities are classified as available-for-sale and carried at market value, with the unrealized gain or loss reflected as a component of other comprehensive income. Gross realized gains and losses, with cost determined using the specific identification method, have not been material.

Property and Equipment

Expenditures that materially increase asset lives are capitalized at cost, while normal maintenance and repairs are expensed as incurred. Depreciation is reported on a straight-line basis over the shorter of the estimated useful lives of the assets, or the term of the lease, which range from 3 to 15 years.

The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the gain or loss is reflected in the statements of operations and comprehensive loss.

                                   Continued

                                   ---------

1. Significant Accounting Policies (Continued):

Translation of Foreign Currency

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are reflected as a component of other comprehensive income, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year.

Net Loss Per Share

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (EPS). Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes. Deferred income taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted future tax rates.

Revenue Recognition

The Company recognized revenues from contract research based on qualifying expenditures. Research and development expense in the accompanying statements of operations includes funded and unfunded amounts. Revenue from the sale of products manufactured by Abbott is recognized when Abbott ships product against a customer order.

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

Comprehensive Income

The Company adopted SFAS No. 130 Reporting Comprehensive Income, at the beginning of fiscal year 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of other comprehensive income (loss) in its Statements of Operations and Comprehensive Loss. The financial statements for all prior periods have been restated to conform to requirements of SFAS No. 130.

                                   Continued

                                   ---------

2. Marketable Debt Securities:

The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1998, are as follows:

                                                    Gross        Gross      Estimated
                                                  Unrealized   Unrealized     Market
                                         Cost       Gains       Losses        Value
                                    ------------ -----------  -----------  -----------
 Corporate Term Notes               $15,698,462  $    14,750               $15,713,212
 Federal Home Loan Bank Notes         4,499,584       12,961                 4,512,545
 Federal National Mortgage Notes      2,967,280        5,540                 2,972,820
 Certificates of Deposit                999,537        1,663                 1,001,200
 Commercial Paper                       261,638          156                   261,794
 Accrued Interest                       199,469                                199,469
                                    ------------ -----------  -----------  -----------

                                    $24,625,970  $    35,070               $24,661,040
                                    ------------ -----------  -----------  -----------

The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1998, by contractual maturity, are shown below:

                                                      Estimated
                                                        Market
                                             Cost        Value
                                         -----------  -----------
Due in one year or less                  $18,623,518  $18,642,392
Due after one year through five years      6,002,452    6,018,648
                                         -----------  -----------

                                         $24,625,970  $24,661,040
                                         -----------  -----------

The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1997, are as follows:

                                                  Gross       Gross      Estimated
                                                Unrealized  Unrealized    Market
                                      Cost        Gains       Losses       Value
                                   -----------  ----------  ----------  -----------
Corporate Term Notes               $ 3,180,102  $    2,381              $ 3,182,483
Federal Home Loan Bank Notes         4,505,163         842                4,506,005
Federal National Mortgage Notes      6,401,436       4,408                6,405,844
U.S. Treasury Notes                  1,498,143         927                1,499,070
Foreign Debt Securities              2,005,151              $      151    2,005,000
Accrued Interest                       277,309                              277,309
                                   -----------  ----------  ----------  -----------
                                   $17,867,304  $    8,558  $      151  $17,875,711
                                   -----------  ----------  ----------  -----------

                                   Continued

                                   --------


3. Related Party Transactions:

The Company paid expenses of $250,368, $284,030 and $317,349 in 1998, 1997 and
1996, respectively, to the Stanley Research Foundation for preclinical and clinical research. Stanley Research Foundation and its principal trustee are shareholders of the Company.

4. Note Payable:

The note payable at December 31, 1998 and 1997 is comprised of the following:

                                                              1998         1997
                                                           -----------  -----------

Term note payable to a bank with interest
 payable monthly at bank's certificate of
 deposit rate (5.60% at December 31, 1998)
 plus 1.6%.  Principal payments of
 $250,000 are due each July through July 2005.
 The note is collateralized by a certificate of deposit
 in the amount of $1,785,000 at December 31, 1998.         $1,750,000   $2,000,000

  Current portion                                            (250,000)    (250,000)
                                                           ----------   ----------

  Long-term portion                                        $1,500,000   $1,750,000
                                                           ----------   ----------

The Company's note payable matures in periods ending December 31, as follows:

                1999                    $  250,000
                2000                       250,000
                2001                       250,000
                2002                       250,000
                Thereafter                 750,000
                                         ---------
                                        $1,750,000

Rates currently available to the Company for notes payable with similar terms and maturities are used to estimate the fair value of notes payable. At December 31, 1998 and 1997, the carrying value of the note payable approximates fair value.

                                   Continued

                                   ---------


5. Stock Based Compensation Plan:

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

Under the 1989 Plan, NQSOs to purchase a total of 250,000 shares were authorized for issuance, of which none were outstanding and exercisable at December 31, 1998. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

At the 1997 annual meeting, stockholders approved an amendment to the 1993 Plan to increase the number of shares authorized for issuance from an aggregate of 750,000 shares to an aggregate of 1,500,000 shares. At the 1998 annual meeting, stockholders approved an amendment to the 1993 Plan to increase the number of shares authorized for issuance from an aggregate of 1,500,000 shares to an aggregate of 1,850,000 shares. As of December 31, 1998, 1,393,240 options were outstanding and 593,236 options were exercisable. All options have been granted at the market price of the Company's common stock at the date of grant. The ISOs and NQSOs vest over a period not to exceed four years from the date of grant and terminate from five to ten years from the date of grant.

Under the Non-Employee Directors' Plan, NQSOs to purchase a total of 150,000 shares were authorized for issuance, of which 123,300 options were outstanding and 55,335 options were exercisable at December 31, 1998. At the 1997 annual meeting, stockholders approved an amendment to the Non-Employee Directors' Plan to increase the annual non-discretionary grant made to each non-employee director by 3,500 shares, from 1,500 shares to 5,000 shares. At the 1998 annual meeting, stockholders approved an amendment to the Non-Employee Directors' Plan to increase the non-discretionary grant made to each newly elected non-employee director from 10,000 shares to 15,000 shares, to grant 2,000 shares per year to each non-employee director serving as a committee chair, and to grant 400 shares to each non-employee director for each meeting of the Board of Directors attended in person or by teleconference. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

The Company has granted NQSOs to purchase shares on an individual basis and not under a plan, on terms similar to the 1989 Plan. At December 31, 1998, 10,400 options were outstanding and 10,400 options were exercisable.

                                   Continued

                                   ---------


5. Stock Based Compensation Plan (Continued):

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

                                     1998           1997           1996
                                 -------------  -------------  -------------

  Net loss          As reported  $(15,719,858)  $(12,549,053)  $ (8,689,839)
                    Pro forma    $(16,617,806)  $(13,282,846)  $(10,408,851)

  Loss per share    As reported  $      (1.59)  $      (1.32)  $      (1.02)
                    Pro forma    $      (1.68)  $      (1.40)  $      (1.22)

  NOTE: Basic and diluted loss per share are the same.

The provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995. The pro forma compensation expense may not be representative of such expense in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 77 -- 83 percent, risk-free interest rates of 4.4 -- 7.8 percent, expected lives of .2 -- 10 years, and a dividend yield of zero for all years.

Changes in all outstanding options are as follows:

                                               1998                       1997                       1996
                                     -------------------------  ------------------------   ------------------------
                                     Shares   Weighted-Average  Shares   Weighted-Average  Shares   Weighted-Average
Fixed Options                        (000)    Exercise Price    (000)    Exercise Price    (000)     Exercise Price
----------------------------------   -----   ----------------   -----   ----------------   -----   ----------------
Outstanding at beginning of year     1,341             $10.86   1,002             $ 8.63     813             $ 5.16
Granted                                479              13.70     458              14.48     432              11.51
Exercised                             (246)              7.82    (110)              5.48    (223)              1.48
Forfeited                              (47)             12.84      (9)             13.16     (20)              9.57
                                     -----                      -----                      -----
Outstanding at end of year           1,527              12.18   1,341              10.86   1,002               8.63
                                     =====                      =====                      =====


Options exercisable at year-end        659                        536                        371
Weighted-average fair value of
 options granted during the year    $11.00                     $11.96                     $11.51

                                   Continued

                                   ---------


5. Stock Based Compensation Plan (Continued):

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                            Weighted-
                              Number         Average          Weighted-         Number
            Range of        Outstanding     Remaining          Average      Exercisable at   Weighted-Average
        Exercise Prices     at 12/31/98  Contractual Life   Exercise Price     12/31/98       Exercise Price
--------------------------  -----------  ----------------  --------------- ---------------   ---------------
     $5.0376 -    $ 7.5563      168,770     0.8  years     $          6.06         166,684            $ 6.07
     $7.5564 -    $10.0750       50,339     0.6                       8.10          48,422              8.05
    $10.0751 -    $12.5938      698,217     7.5                      11.60         278,966             11.28
    $12.5939 -    $15.1125      403,223     8.4                      13.85         136,628             13.69
    $15.1126 -    $17.6313      164,591     8.1                      16.33          19,520             16.48
    $17.6314 -    $20.1500       35,000     5.2                      18.59           8,751             18.70
    $20.1501 -    $22.6688        2,800     4.9                      21.23               0              0.00
    $22.6689 -    $25.1875        4,000     4.9                      23.97               0              0.00
                            -----------  ----------------  --------------- ---------------   ---------------

                              1,526,940     6.8                     $12.18         658,971            $10.48
                            ===========  ================  =============== ===============   ===============


In November 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of the Company. Participants may use up to 10% of their compensation to purchase the Company's common stock at the end of each year at a price equal to 85% of the lower of the beginning or ending stock price in the plan period. As of December 31, 1998, there were 211,644 shares available for issuance under the Purchase Plan. Compensation expense under the fair value method of SFAS No. 123 is not significant relative to shares purchased under the Purchase Plan for 1998, 1997 and 1996.

6. Capital Stock:

The Company has 1,000,000 shares of authorized voting preferred shares with a par value of $.001. At December 31, 1998 and 1997 there were no voting preferred shares issued and outstanding.


7. Technology License Agreement:

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

The license expires on the date of the last expiring patent which occurs in 2016.

                                   Continued

                                   ---------


8. Income Taxes:

The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 relates solely to state income taxes.

As of December 31, 1998, net operating losses (NOLs) totaling approximately $49 million are available to offset future taxable income, and research and development (R&D) tax credits totaling approximately $1,111,000 are available to offset future tax liabilities. The NOLs and the R&D tax credit carryforwards expire from 2002 to 2018.

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

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes that a full valuation allowance should be provided. The valuation allowance increased $7,274,000 during 1998 and $5,170,000 during 1997, primarily as a result of the increase in net operating loss carryforwards.

The components of the net deferred tax asset as of December 31, 1998 and 1997 under SFAS 109 are as follows:

                                            1998          1997
                                       -------------  -------------

Deferred tax assets (liabilities):
 Net operating loss carryforwards      $  18,182,000  $  11,674,000
 Charitable contribution
  carryforwards                               64,000
  Research and development tax
   credit carryforwards                    1,111,000        724,000
  Depreciation                               228,500
  Book/tax difference related to
   license agreements                        713,500        533,000
  Other                                       (7,000)        87,000
  Valuation allowance                    (20,292,000)   (13,018,000)
                                       -------------  -------------
 Net deferred tax asset               $            -  $           -
                                       -------------  -------------

                                   Continued

                                   ---------


9. Research and Development:

In December 1989, the Company entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement as amended, the Company granted to Abbott the exclusive right to make, use and sell in the U.S., oral transmucosal products resulting from technology owned or licensed by the Company, consisting of Oral Transmucosal Fentanyl Citrate (OTFC/(R)/) or other central nervous system acting drugs or intermediates thereof used for premedication, sedation, analgesia, diagnostic procedures, emergency room procedures, post-operative pain, burn treatment or cancer-related pain management. The first product developed under this agreement is being marketed for use in surgical premedication and for sedation/analgesia prior to diagnostic or therapeutic procedures in hospital settings under Abbott's trademark Fentanyl Oralet. The second product under the agreement will be marketed for breakthrough cancer pain by Abbott under Anesta's trademark Actiq. Substantially all of the Company's revenues, accounts receivable, certain accrued research and development costs, and unearned revenue amounts are a result of the various agreements and transactions with Abbott.

Under the Company's agreements with Abbott, Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty from OT-fentanyl product sales by Abbott.

In September 1995, the Company entered into a funding agreement with Abbott, under which Abbott agreed to provide up to $1,500,000 of funding during 1996 to further the clinical development of Actiq to treat breakthrough cancer pain (the "Actiq Breakthrough Cancer Pain Program"). The funding was to be provided for qualifying work performed and expenses incurred by the Company during 1996 in connection with the Actiq Breakthrough Cancer Pain Program. Under the agreement, the Company agreed to provide additional funding required for this program and to complete certain program milestones.

By agreement, Abbott has committed to pay a total of $10.05 million to the Company to fund the clinical development of and to obtain the regulatory approval for Fentanyl Oralet and Actiq. During 1998, 1997 and 1996, the Company received $300,000, $375,000, and $1,500,000, and incurred $9,862,933, $7,834,457 and $5,430,252 of costs relating to the agreements, respectively. Revenue of $300,000 and $1,500,000 related to the agreements was recognized in 1998 and
1996, respectively.    In connection with such development funding, Abbott was
granted, and has exercised, warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share.



                                   Continued

                                   ---------


10. Unearned Revenues:

Effective August 31, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 of unearned revenue, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OT-fentanyl products in all countries in the world except the U.S. Abbott has agreed to be a contract manufacturer for the Company, and if requested by the Company, both parties have agreed to consult with each other regarding product supply by Abbott to any Anesta license.

On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in Spain and Portugal. Under terms of the agreement, Grupo Ferrer made a payment to the Company in 1998, a portion of which will be recognized as revenue in future years over the term of the agreement. The OT-fentanyl product line will be manufactured for Grupo Ferrer by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999. Grupo Ferrer is a leading private Spanish pharmaceutical company.

On June 4, 1998, the Company announced the signing of an exclusive agreement with Lafon for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon made payments to the Company in 1998, a portion of which will be recognized as revenue in future years over the term of the agreement. The OT-fentanyl product line will be manufactured for Lafon by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999. Lafon is a leading private French pharmaceutical company.

11. Leases:

In December 1994, the Company entered into a five year operating lease agreement for a building which has two additional five year renewal options. During 1998, 1997 and 1996 the Company also entered into operating lease agreements for furniture and equipment.

Future minimum rental payments under operating leases as of December 31, 1998 are as follows:

          1999                          $  985,850
          2000                             809,851
          2001                             686,692
          2002                             442,783
                                        ----------
                                        $2,925,176
                                        ----------

Total expense under operating lease agreements for 1998, 1997 and 1996 was $944,856, $726,763 and $457,915, respectively.

                                   Continued

                         NOTES TO FINANCIAL STATEMENTS

                                   ---------


12. Employee Benefits:

In October 1995, the Board of Directors approved the adoption of a 401(k) Retirement Plan (the "401(k) Plan") effective January 1, 1996. Under the terms of the 401(k) Plan, all full-time employees who are at least 21 years of age and have 6 months of service are eligible to participate. Participants may contribute up to 15% of their annual compensation to the 401(k) Plan, subject to statutory limitations. The Company may make discretionary matching contributions to the 401(k) Plan equal to 25 percent of participant contributions up to 6% of participant compensation. For 1998, 1997 and 1996, the Company declared and paid discretionary matching contributions to the 401(k) Plan in the amount of $52,959, $40,784 and $30,395, respectively.

13. Computation of Diluted Loss Per Share:

As of December 31, 1998, options to purchase 1,526,940 shares of common stock at prices between $5.25 and $25.19 per share were outstanding. As of December 31, 1997, options to purchase 1,340,230 shares of common stock were outstanding at prices between $0.80 and $19.25. As of December 31, 1996, options to purchase 1,001,600 shares of common stock were outstanding at prices between $0.80 and $13.50. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

14. Subsequent Events:

On February 23, 1999, the Company announced the signing of an option agreement with Novartis involving the Company's proprietary OTS for drug delivery. The option agreement includes a collaboration that combines the OTS with undisclosed compounds that may lead to one or more product candidates. Under the terms of the option agreement, Novartis and the Company will assess the world wide commercial opportunity of these potential products, with the goal of entering into an exclusive licensing agreement.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   FINANCIAL DISCLOSURES

          Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

          Incorporated by reference to the sections of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Proposal 1--Election of Directors," and "Management."


ITEM 11.  EXECUTIVE COMPENSATION
--------

          Incorporated by reference to the section of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

          Incorporated by reference to the section of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

          Incorporated by reference to the section of the Company's 1998 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Certain Transactions."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------


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

          The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report on Form 10-K pursuant to
Item 14(c):

                    Exhibit
                    Number                 Description
                    -------                -----------

                    10.2**      Registrant's 1993 Stock Option Plan.
                    10.3**      Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan, with related Schedule.
                    10.4**      Form of Nonstatutory Stock Option Agreement under the 1993 Stock Option Plan.
                    10.5**      Employee Stock Purchase Plan and related offering document.
                    10.11**     1993 Non-Employee Directors' Stock Option Plan.

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


                    10.2**      Registrant's 1993 Stock Option Plan.
                    10.3**      Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan, with related Schedule.
                    10.4**      Form of Nonstatutory Stock Option Agreement under the 1993 Stock Option Plan.
                    10.5**      Employee Stock Purchase Plan and related offering document.
                    10.6**      Technology License Agreement between the Registrant and the University of Utah Research Foundation,
                                dated as of September 16, 1985, as amended through December 3, 1993. (With certain portions in brackets deleted)
                    10.7**      Research and Development, License, Supply and Distribution Agreement between the Registrant and
                                Abbott Laboratories, dated as of December 27, 1989, as amended through December 30, 1992. (With certain portions in brackets deleted)
                    10.8**      Agreement between the Registrant and Abbott International Ltd., dated as of February 28, 1991, as amended through September 16, 1991. (With certain portions in brackets deleted)
                    10.9**      Agreement between the Registrant, Stanley Research Foundation and TheraTech, Inc., dated as of
                                December 3, 1990. (With certain portions in brackets deleted)
                    10.10**     Northgate Business Center Lease between the Registrant and Medforte Research Foundation, dated as of
                                October 1, 1990, as amended through May 1, 1993.
                    10.11**     1993 Non-Employee Directors' Stock Option Plan.
                    10.12**     Registration Rights Agreement between Registrant and certain stockholders named therein.
                    10.13***    Wiley Post Plaza Lease between the Registrant and Asset Management Services, dated as of December 7,
                                1994.
                    10.14****   Letter Agreement dated August 31, 1995, between the Company and Abbott Laboratories.
                    10.15****   Amendment to Agreement dated August 31, 1995, between the Company and Abbott International, Ltd.
                    10.16****   Funding Agreement dated September 8, 1995, between the Company and Abbott Laboratories.
                    10.17+      Option agreement by and between Anesta Corp. and Novartis Consumer Health, Inc., dated as of
                                February 15, 1999.
                    11.1****    Statement regarding calculation of net income (loss) per share.
                    24.1        Power of Attorney. Reference is made to page 54.
                    27.1        Financial Data Schedule.

------------
+ Certain confidential information contained in this exhibit, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission based upon a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

                                  ANESTA CORP.
                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, State of Utah, on the 31st day of March, 1999.

                                  ANESTA CORP.


                            By   /s/ Thomas B. King
                                 ------------------
                                 Thomas B. King
                                 President, Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas B. King and Roger P. Evans, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                        Title                       Date
         ---------                        -----                       ----


    /s/ Thomas B. King          President, Chief Executive        March 31, 1999
-----------------------------
Thomas B. King                  Officer and Director (Principal
                                Executive Officer)


    /s/ William C. Moeller      Chairman of the Board and         March 31, 1999
-----------------------------
William C. Moeller              Treasurer

    /s/ Theodore H. Stanley     Founding Chairman of the Board    March 31, 1999
-----------------------------
Theodore H. Stanley, M.D.


    /s/ Roger P. Evans          Vice President, Finance and       March 31, 1999
-----------------------------
Roger P. Evans                  Administration (Principal
                                Financial and Accounting Officer)


    /s/ Edwin M. Kania, Jr.     Director                          March 31, 1999
-----------------------------
Edwin M. Kania, Jr.

         Signature                        Title                       Date
         ---------                        -----                       ----



    /s/ Emanuel M. Papper       Director                          March 31, 1999
-----------------------------
Emanuel M. Papper, M.D., Ph.D.


    /s/ Daniel L. Kisner        Director                          March 31, 1999
-----------------------------
Daniel L. Kisner, M.D.


    /s/ Richard P. Urfer        Director                          March 31, 1999
-----------------------------
Richard P. Urfer


    /s/ Richard H. Leazer       Director                          March 31, 1999
-----------------------------
Richard H. Leazer