Form 10-K/A
period 1998-12-31
ANESTA CORP /DE/
filed 1999-04-30
CIK 915916

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

      AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                        Commission File Number: 0-23160

                                  ANESTA CORP.
             (Exact name of registrant as specified in its charter)


         Delaware                                       87-0424798
 (State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


       4745 Wiley Post Way, Plaza 6 Suite 650, Salt Lake City, Utah 84116
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 595-1405
                        (Registrant's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                -----   -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )

  The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $236,895,714 as of March 13, 1999.*

  The number of shares of Common Stock outstanding was 13,146,400 as of March 13, 1999.




---------------------
* Excludes 3,011,824 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 13, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                                         Principal Occupation/
Name                                Age  Position Held With The Company
----                                ---  ------------------------------
  Thomas B. King..................   44  President, Chief Executive Officer and Director

  William C. Moeller..............   60  Chairman of the Board and Treasurer

  Theodore H. Stanley, M.D........   59  Founding Chairman, Secretary and Director

  Carl J. Accettura...............   45  Vice President, Manufacturing Operations

  Martha V. Arnold................   43  Vice President, Marketing

  Dennis L. Coleman, Ph.D.........   52  Vice President, Research and Development

  Roger P. Evans, CPA.............   34  Vice President, Finance and Administration

  Franck P. Kiser.................   39  Vice President, European Operations

  Paul A. Litka, M.D..............   50  Vice President, Clinical Drug Development

  Steven A. Shoemaker, M.D........   47  Vice President in the Office of Development

  W. Davis Templeton..............   42  Vice President OTFC(R) Business Unit

  Edwin M. Kania, Jr. (1) (2).....   41  Director

  Daniel L. Kisner, M.D. (1)......   52  Director

  Richard H. Leazer (1)(2)........   57  Director

  Emanuel M. Papper, M.D., Ph.D...   83  Director

  Richard P. Urfer (2)............   62  Director

----------------------------------

  (1) Member of the Compensation Committee

  (2) Member of the Audit Committee

     Thomas B. King has been Chief Executive Officer of the Company since January 1998, a Director since December 1994 and has served as its President since December 1996. Mr. King was the Company's Chief Operating Officer from December 1994 until December 1997 and Executive Vice President from December 1994 until December 1996. Prior to joining Anesta, he was employed by Somatogen, Inc., a biotechnology company, from January 1990 to December 1994 as Vice President of Marketing and Business Development. Prior to joining Somatogen, he was director of the Cardiovascular Business Unit at Abbott Laboratories ("Abbott"), a pharmaceutical company, from January 1988 to December 1989 and held various marketing and business development positions at Anaquest, an anesthesia pharmaceutical company and a division of BOC HealthCare, from June 1982 to December 1987. Mr. King received an M.B.A. in finance and marketing from the University of Kansas in 1982.

     William C. Moeller has been Chairman of the Board of Directors of the Company since January 1998. Mr. Moeller served as Chief Executive Officer and Director of the Company since he co-founded the Company in 1985 and served as President from August 1985 until December 1996. Prior to joining Anesta, Mr. Moeller held senior management positions with several medical companies that manufactured products for orthopedic and cardiovascular surgery and for anesthesiology. These positions included general management responsibilities in the large multinational companies of Howmedica, Inc., a medical devices company, from 1964 to 1973 and The BOC Group, from 1973 to 1981, in its medical division. Mr. Moeller was Chief Operating Officer of Symbion, Inc., a company in the field of artificial organs, from 1982 to 1985. He received an M.B.A. from the Harvard Graduate School of Business Administration in 1964.

     Theodore H. Stanley, M.D. has been Founding Chairman of the Company since January 1998. Dr. Stanley served as Chairman of the Board of Directors of the Company since he co-founded the Company in 1985 until December 1997. Dr. Stanley served as Medical Director of the Company from 1985 to April 1994. He also has been Professor of Anesthesiology and Professor of Surgical Research at the University of Utah School of Medicine since 1978. Dr. Stanley also has been an Adjunct Professor of Anesthesiology at the University of Texas (Houston) since 1985. He also has been a clinical research investigator for numerous pharmaceutical companies in the investigation of new anesthetic drugs. Dr. Stanley received an M.D. from Columbia University, College of Physicians and Surgeons in 1965.

     Carl J. Accettura joined the Company as Vice President, Manufacturing Operations in June 1998. Prior to joining Anesta, he was Vice President, Worldwide Supply Chain Management for the ConvaTec subsidiary of Bristol-Myers Squibb (BMS). Prior to joining BMS, he was Vice President, Materials Management, for Hoffman-LaRoche from 1992 to 1997. His previous pharmaceutical industry experience was with Pfizer Inc. from 1984 to 1992, where he held various production positions, including Director, Planning. Mr. Accettura received an M.B.A. with honors from New York University Graduate School of Business in 1980.

     Martha V. Arnold has been Vice President, Marketing of the Company since February 1999. Prior to February 1999, Ms. Arnold served as Vice President, OTFC Business Unit since September 1996. Prior to joining Anesta, she was employed by McNeil Consumer Products Company, a member of the Johnson & Johnson family of companies, where she served as Director, Smoking Cessation Products from April 1994 to August 1996 and Director, New Products from September 1993 to April 1994. Since May 1983, she has held various marketing and business development positions within the McNeil and Johnson & Johnson-Merck Consumer Pharmaceuticals organizations. Ms. Arnold received an M.B.A. from the University of Chicago Graduate School of Business in 1981.

     Dennis L. Coleman, Ph.D. has been Vice President, Research and Development of the Company since March 1992 and served as Director, Technical Marketing at the Company from April 1991 to February 1992. Prior to joining Anesta, he was a founder of Albion Instruments, a company specializing in the analysis of anesthetic gases, where he served as Clinical Director from 1981 to August 1990. He also served as a consultant to Anesta from September 1990 to March 1991. He served as Research Associate Professor at the College of Pharmacy, Department of Pharmaceutics from 1985 to 1987 and as Research Assistant Professor, Department of Surgery, College of Medicine, Division of Artificial Organs from 1981 to 1986 at the University of Utah. Dr. Coleman received a Ph.D. in Pharmaceutics from the University of Utah in 1980.

     Roger P. Evans, CPA has been Vice President, Finance and Administration of the Company since July 1998. Prior to July 1998, Mr. Evans served as the Company's Corporate Controller since July 1993. Prior to joining Anesta, he was employed by Coopers & Lybrand LLP from September 1990 to July 1993 where he worked in both the financial audit and electronic data processing audit areas. Mr. Evans received a MAcc in accounting from Brigham Young University in 1990.

     Franck P. Kiser joined Anesta as Vice President, European Operations in November 1997. Prior to joining Anesta, he was the principal at Group Kiser, Switzerland, from May 1993 to February 1997, where he specialized in developing and executing European strategies for international companies. Previously, from May 1993 to February 1997, Mr. Kiser held various international management, global marketing and business development positions at Schering-Plough Corporation. Mr. Kiser received a masters degree in International Management from the American Graduate School of International Management, Thunderbird in August 1989.

     Paul A. Litka, M.D. joined Anesta in March 1998 as Vice President, Clinical Drug Development. Prior to joining the Company he served as Senior Vice President, Clinical Research and Regulatory Affairs at Magainin Pharmaceuticals, Inc., a pharmaceutical company, from May 1996 to February 1998 and as Vice President, Clinical Research from April 1995 to May 1996. From April 1994 to April 1995 he was an independent consultant. From November 1991 to March 1994 he was Senior Vice President and General Manager of the IBRD Center for Clinical Research, a contract research organization. He received an M.D. from the College of Medicine and Dentistry of New Jersey-Newark in 1975.

     Steven A. Shoemaker, M.D. has been Vice President in the Office of Development since July 1998. From January 1997 to July 1998 he served as Vice President, Medical Communications. Dr. Shoemaker served as the Company's Vice President, Medical Affairs from April 1994 to January 1997. Prior to joining Anesta, he was employed by Somatogen, Inc., a biotechnology company, from February 1993 to March 1994 as Senior Vice President and from June 1989 to February 1993 as Vice President of Drug Development and Medical Affairs. He was Assistant Professor of Medicine at the University of Colorado Health Sciences Center from July 1985 to June 1988. He received an M.D. degree from the University of California at Los Angeles in 1978.

     W. Davis Templeton has been Vice President, OTFC Business Unit since February 1999. Prior to February 1999, Mr. Templeton served as Director, Strategic Marketing Group for the Company since September 1996. Prior to joining

Anesta, he was employed by Somatogen,Inc., a biotechnology company, from February 1992 to September 1996 as Director of Commercial Development. From August 1983 to January 1992 he held various marketing, product management and sales management positions at Abbott Laboratories. He received an M.B.A. from the University of South Carolina in 1983.

     Edwin M. Kania, Jr. has served as director of the Company since April 1987. Mr. Kania is General Partner of One Liberty Ventures, Inc., which he co-founded in 1995. Previously, he had been General Partner in a predecessor firm, Morgan Holland Ventures. Mr. Kania serves as a director of several private companies. He received his M.B.A. from the Harvard Graduate School of Business Administration in 1982.

     Daniel L. Kisner, M.D. has served as a director of the Company since February 1996. Dr. Kisner has served as President and Chief Executive Officer of Caliper Technologies Corp. since April 1, 1999. Prior to joining Caliper, Dr. Kisner served as Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company, since February 1993, as a Director since March 1991 and as President since May 1994. From March 1991 until February 1993, he was Executive Vice President of Isis. From December 1988 until March 1991, he was Division Vice President of Pharmaceutical Development for Abbott. From March 1988 until November 1988, Dr. Kisner served as the Vice President, International Clinical Research and Development for Smith Kline & French Laboratories and from May 1985 until March 1988 he served as Vice President, Clinical Research R&D, Continental Europe for the same company. Dr. Kisner was an Associate Professor of Oncology at the University of Texas and an acting Associate Director at the National Cancer Institute. Dr. Kisner received an M.D. from Georgetown University in 1972.

     Richard H. Leazer has served as Managing Director of the Wisconsin Alumni Research Foundation, a not-for-profit corporation supporting research at the University of Wisconsin, since March 1993. Prior to such time, he was President of Ohmeda, an anesthesia device and equipment manufacturer and a division of BOC HealthCare, from 1988 to September 1992 and was President of Anaquest an anesthesia pharmaceutical company and a division of BOC HealthCare, from 1981 to 1988. Mr. Leazer received an M.B.A. from Drexel University in 1966.

     Emanuel M. Papper, M.D., Ph.D. has been a director of the Company since July 1990. He has been Professor of Anesthesiology at the University of Miami since 1969 and was Professor of Pharmacology there from 1974 to 1981. Dr. Papper also served as the Vice President for Medical Affairs and the Dean of the University of Miami School of Medicine from 1969 to 1981. Prior to that time, Dr. Papper was a Professor of Anesthesiology and Chairman of the Department of Anesthesiology at Columbia University from 1949 to 1969. He received an M.D. from New York University in 1938 and a Ph.D. in English Literature from the University of Miami in 1990.

     Richard P. Urfer has served as a director of the Company since August 1996. Mr. Urfer has served as President of BW Capital Markets, Inc., an investment banking firm, since June 1997. From June 1995 until June 1997, Mr. Urfer served as Executive Vice President of Resource Investment Advisors, Inc. From May 1987 until June 1995, Mr. Urfer was Managing Director of R.P. Urfer & Co., investment bankers. From September 1982 until May 1987 he was Chief Operating Officer of Chase Manhattan Capital Markets Corporation. Mr. Urfer received an M.B.A. from the Harvard Graduate School of Business Administration in 1964.


Compliance With Section 16(a) of The Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with; except a report covering one transaction was filed late by Dennis Coleman.

Item 11.  Executive Compensation

Compensation of Directors

     The Company's directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings.

     Each Non-Employee Director of the Company receives stock option grants under the 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only Non-Employee Directors of the Company or affiliates of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the Code.

     Option grants under the Directors' Plan are non-discretionary. Subject to the adoption of Proposal 3, each person who is, after the effective date of the initial public offering of shares of the Company's Common Stock, elected for the first time to be a Non-Employee Director shall, upon the initial election date to be a Non-Employee Director by the Board of Directors or stockholders of the Company, be granted an option to purchase 15,000 shares of Common Stock of the Company under the Directors' Plan. On the date of the Company's Annual Meeting, each member of the Company's Board of Directors who is not an employee of the Company and has served as a Non-Employee Director for at least three months or, where specified by the Non-Employee Director, an affiliate of such director, is automatically granted under the Directors' Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 5,000 shares of Common Stock of the Company. In addition, each Non-Employee Director serving as a committee chair shall receive, on the date of the Company's annual meeting each year, an option grant to purchase 2,000 shares of Common Stock of the Company and an additional 400 shares will be granted to each Non-Employee Director for each regularly scheduled meeting of the Board of Directors attended in person or via telephone. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan may be exercised: (i) in installments over a period of three years from the date of grant in three equal installments commencing on the date one year after the date of grant, provided that the optionee has, during the entire period prior to such vesting date, continuously served as a Non-Employee Director, or (ii) until the date upon which such optionee, or the affiliate of such optionee, as the case may be, terminates his service as a Non-Employee Director for any reason or for no reason, the option shall terminate on the earlier of the expiration date of the option or the date three months following the date of termination of service. The term of options granted under the Directors' Plan is five years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, each option either will continue in effect, if the Company is the surviving entity, or will be assumed or an equivalent option will be substituted by the successor corporation, if the Company is not the surviving entity.

     During the last fiscal year, the Company granted options covering an aggregate of 39,800 shares to the Non-Employee Directors of the Company, with exercise prices per share ranging from $14.25 to $25.1875, which was equal to the fair market value on the respective dates of grant (based on the closing sales price reported in the Nasdaq National Market). As of December 31, 1998, options to acquire 1,750 shares had been exercised under the Directors' Plan.

Compensation of Executive Officers

     The following table sets forth, for the fiscal years ended December 31, 1998, 1997 and 1996, certain compensation, including salary, bonuses, stock options and certain other compensation, awarded or paid to, or earned by, the Company's Chief Executive Officer and its four most highly compensated executive officers at December 31, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                             Annual Compensation                 Compensation Awards
                                                             -------------------                 -------------------
                                                                                           Securities
                                                                                           Underlying          All Other
Name and Principal Position                    Year       Salary ($)      Bonus ($)        Options (#)        Compensation
---------------------------                    ----       ----------      ---------        -----------        ------------
Thomas B. King                                    1998        240,000         200,000              45,000           3,634 (1)
      President and Chief                         1997        192,000          50,000              60,000           2,880 (1)
      Executive Officer                           1996        154,000          50,000              90,000           2,117 (1)

William C. Moeller                                1998        156,696         125,000              10,000           2,305 (1)
      Chairman of the Board                       1997        192,000          75,000              25,000           2,880 (1)
      and Treasurer                               1996        160,000          50,000              50,000           2,400 (1)

Martha V. Arnold                                  1998        160,000          80,840              12,500           2,400 (1)
      Vice President, Marketing                   1997        140,000          27,010              15,000           1,088 (1)
                                                  1996         41,971          25,000              40,000          79,640 (2)

Dennis L. Coleman, Ph.D.                          1998        160,000          63,160              12,500           2,309 (1)
      Vice President, Research                    1997        150,000          15,390              15,000           2,250 (1)
      and Development                             1996        126,000          22,453              20,000           1,890 (1)

Steven A. Shoemaker, M.D.                         1998        170,000          62,263              12,500           1,500 (1)
      Vice President in the Office                1997        160,000          26,416              15,000           1,500 (1)
      of Development                              1996        147,000          26,197              20,000           1,500 (1)

____________________________
(1) Consists of matching contributions to each Named Executive Officer's 40l(k) account made by the Company.
(2) Consists of relocation items paid by the Company.

                             OPTION GRANTS IN 1998

      The following table sets forth for the Named Executive Officers certain information regarding options granted for the year ended December 31, 1998:

                                                                                                       Potential Realizable
                                                    Percent of                                               Value at
                                                       Total                                           Assumed Annual Rates
                                     Number of        Options                                             of Stock Price
                                    Securities      Granted to                                             Appreciation
                                    Underlying       Employees           Exercise                       For Option Term (2)
                                      Options         In 1998              Price           Expiration   --------------------
Name                                Granted (#)        (%)(1)           ($/Share)            Date        5% ($)     10% ($)
--------------------------------  ---------------  -------------       -------------  ---------------  ---------   ---------
Thomas B. King..................           45,000           10.3              12.125         8/6/2008    343,141     869,586

William C. Moeller..............           10,000            2.3              12.125         8/6/2008     76,253     193,241

Martha V. Arnold................           12,500            2.9              12.125         8/6/2008     95,317     241,552

Dennis L. Coleman, Ph.D.........           12,500            2.9              12.125         8/6/2008     95,317     241,552

Steven A. Shoemaker, M.D........           12,500            2.9              12.125         8/6/2008     95,317     241,552

----------------------------
(1) Based on 435,650 options granted in 1998.

(2) The potential realizable value is based on the term of the option at its time of grant (10 years in the case of these options). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

     The following table sets forth for the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the fiscal year ended December 31, 1998 and the fiscal year-end number and value of unexercised options:

                                                                                                           Value of
                                                                                                          Unexercised
                                                                            Number of Unexercised    In-the-Money Options
                                                                             Options at December        at December 31,
                                                                                   31, 1998                1998 ($)
                                    Shares Acquired      Value Realized          Exercisable/            Exercisable/
Name                                on Exercise (#)          ($)(1)             Unexercisable          Unexercisable (2)
---------------------------------  -----------------  --------------------  ----------------------  ----------------------
Thomas B. King...................             20,000               290,837         158,371/127,296     2,681,283/1,809,993
William C. Moeller...............             45,375               440,286           44,104/38,127         790,504/550,074
Martha V. Arnold.................                  -                     -           18,176/37,658         257,929/528,748
Dennis L. Coleman, Ph.D.........             16,767               266,881           39,132/30,368         701,204/432,296
Seven A. Shoemaker, M.D..........             25,000                22,250           52,132/30,368         928,330/432,296

 ----------------------------
(1) Based on the fair market value of the Common Stock as of the exercise date as reported on the Nasdaq National Market, minus the exercise price, multiplied by the number of shares underlying the option.

(2) Based on the fair market value of the Common Stock as of December 31, 1998 as reported on the Nasdaq National Market, minus the exercise price, multiplied by the number of shares underlying the option.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee is a former or current officer of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                             SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership, of the Company's Common Stock as of April 18, 1999 by: (i) each nominee for director; (ii) the executive officers named in the Summary Compensation Table;
(iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                              Number                     Percent
                                                                            of Shares                  Beneficially
Name of Beneficial Owner                                                Beneficially Owned             Owned (1)(2)
------------------------                                                ------------------             ------------
Abbott Laboratories
One Abbott Park Road, D-980, AP30
Abbott Park, IL  60064-3500........................................         1,202,840                       9.1%
The Capital Group Companies, Inc. (3)
333 South Hope Street
Los Angeles, CA  90071.............................................           740,000                       5.6
Theodore H. Stanley (4)
4745 Wiley Post Way, Suite 650
Salt Lake City, UT  84116..........................................           588,964                       4.5
William C. Moeller (5)
4745 Wiley Post Way, Suite 650
Salt Lake City, UT  84116..........................................           420,860                       3.2
Edwin M. Kania, Jr. (6)............................................             7,333                        **
Thomas B. King (7).................................................           191,928                       1.4
Daniel L. Kisner (8)...............................................            10,833                        **
Richard H. Leazer (9)..............................................            21,333                        **
Emanuel M. Papper (10).............................................            21,333                        **
Richard P. Urfer (11)..............................................            48,213                        **
Carl J. Accettura (12).............................................            12,499                        **
Martha V. Arnold (13)..............................................            25,467                        **
Dennis L. Coleman (14).............................................            79,559                        **
Roger P. Evans (15)................................................            11,798                        **
Franck P. Kiser (16)...............................................            21,197                        **
Paul A. Litka (17).................................................            16,666                        **
Steven A. Shoemaker (18)...........................................            75,046                        **
W. Davis Templeton (19)............................................            18,599                        **
All executive officers and directors as a group
(16 persons) (4) - (19)............................................         1,571,628                      11.5%

____________________________

**    Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty (60) days of April 18, 1999, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Percentage of beneficial ownership is based on 13,195,133 shares of Common Stock outstanding as of April 18, 1999.

(3) Capital Research and Management Company, and SMALLCAP World Fund, Inc. have together filed a Schedule 13G pursuant to which they report sole or shared voting and dispositive power over 740,000 shares owned as of December 31, 1998. Capital Research and Management Company is a registered investment adviser and manages the American Funds Group of mutual funds.

(4) Includes options exercisable for 13,747 shares of Common Stock. Of the 588,964 issued and outstanding shares, Dr. Stanley owns 227,211 shares, Mary Ann Stanley, Dr. Stanley's spouse, owns 181,976 shares, the Stanley Research Foundation owns 83,065 shares, the Theodore H. and Mary Ann Stanley Foundation owns 58,065 shares and Dr. Stanley owns 24,900 shares jointly with Ellen Stanley.

(5) Includes options exercisable for 32,020 shares of Common Stock, 25,000 shares held by the William and Joanne Moeller Foundation, of which Mr. Moeller is the trustee, and 50,000 shares held by the Joanne Moeller Living Trust.

(6) Includes options exercisable for 6,333 shares of Common Stock and 1,000 shares held by One Liberty Ventures Retirement Trust FBO Edwin M. Kania, Jr.

(7)  Includes options exercisable for 174,933 shares of Common Stock.

(8)  Includes options exercisable for 10,833 shares of Common Stock.

(9)  Includes options exercisable for 21,333 shares of Common Stock.

(10) Includes options exercisable for 5,833 shares of Common Stock.

(11) Includes options exercisable for 8,333 shares of Common Stock and 3,225 shares held by Cynthia Urfer, Mr. Urfer's spouse and 1,655 shares owned by Courtney Urfer, Mr. Urfer's daughter.

(12) Includes options exercisable for 12,499 shares of Common Stock.

(13) Includes options exercisable for 25,467 shares of Common Stock.

(14) Includes options exercisable for 32,966 shares of Common Stock.

(15) Includes options exercisable for 11,619 shares of Common Stock.

(16) Includes options exercisable for 21,197 shares of Common Stock.

(17) Includes options exercisable for 16,666 shares of Common Stock.

(18) Includes options exercisable for 32,966 shares of Common Stock.

(19) Includes options exercisable for 18,249 shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions

                              CERTAIN TRANSACTIONS

     Relationship with Abbott Laboratories. In December 1989, Anesta entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement, as amended, Anesta granted to Abbott the exclusive right to make, use and market in the U.S. OT-products resulting from technology owned or licensed by Anesta consisting of the OT-fentanyl product line or other central nervous system acting drugs or intermediates thereof used for pre-medication, sedation, analgesia, diagnostic procedures, emergency room procedures, post operative pain, burn treatment or cancer-related pain management. Under the 1989 Agreement, Abbott is obligated to pay royalties and other payments on product sales. For the year ended December 31, 1998, the Company received $469,547 from Abbott for payments on product sales, royalties and contract research. In January 1998, the Company exercised its right to terminate Abbott International's license rights to OT-fentanyl products in all countries in the world except the U.S.

     Relationship with Stanley Research Foundation. Dr. Stanley is the sole trustee of the Stanley Research Foundation ("SRF"), a not-for-profit entity.
SRF makes grants to the University of Utah which are used to support the work of scientists and other employees of the University of Utah. The Company reimburses SRF for such grants. The Company obtains from SRF certain materials and services at the same cost as that paid by SRF. Such grants and purchasing arrangements totaled $250,368 for the year ended December 31, 1998. Dr. Stanley receives no remuneration from SRF, and therefore does not benefit directly from the Company's arrangements with SRF.

    Relationship with Dennis Coleman, Ph.D. Dr. Coleman, an executive officer of the Company, borrowed $51,000 in April of 1998 and $50,904 in September of 1998 at an annual interest rate of 8% in connection with the exercise of stock options. In December of 1998, Dr. Coleman repaid all amounts, including interest, to the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, State of Utah, on the 30th day of April, 1999.

                                    ANESTA CORP.

                                    By /s/  Thomas B. King
                                       -------------------
                                       Thomas B. King
                                       President, Chief Executive Officer and
                                       Director

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

                    Signature                                       Title                           Date
                    ---------                                       -----                           ----
/s/  THOMAS B. KING                                 President, Chief Executive Officer and     April 30, 1999
-------------------------------------------------   Director (Principal Executive Officer)
Thomas B. King

/s/  WILLIAM C. MOELLER*                            Chairman of the Board and Treasurer        April 30, 1999
-------------------------------------------------
William C. Moeller

/s/  THEODORE H. STANLEY, M.D.*                     Founding Chairman of the Board             April 30, 1999
-------------------------------------------------
Theodore H. Stanley, M.D.

/s/  ROGER P. EVANS*                                Vice President, Finance and                April 30, 1999
-------------------------------------------------   Administration and Accounting Officer
Roger P. Evans

/s/  EDWIN M. KANIA, JR.*                           Director                                   April 30, 1999
-------------------------------------------------
Edwin M. Kania, Jr.

/s/  EMANUEL M. PAPPER, M.D., PH.D.*                Director                                   April 30, 1999
-------------------------------------------------
Emanuel M. Papper, M.D., Ph.D.

/s/  DANIEL L. KISNER, M.D.*                        Director                                   April 30, 1999
-------------------------------------------------
Daniel L. Kisner, M.D.

/s/  RICHARD P. URFER*                              Director                                   April 30, 1999
-------------------------------------------------
Richard P. Urfer

/s/  RICHARD H. LEAZER*                             Director                                   April 30, 1999
-------------------------------------------------
Richard H. Leazer




*By:  /s/  THOMAS B. KING
      -------------------
           Thomas B. King
           Attorney-In-Fact