Form 10-Q
period 1999-03-31
ANESTA CORP /DE/
filed 1999-05-17
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934.  For the quarterly period ended March 31, 1999.

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934. For the transition period from _____ to _____.

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

                         Common Stock $.001 par value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

     Common Stock $.001 par value                       13,198,130
              Class                             Outstanding at May 6, 1999

                                 ANESTA CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Balance Sheets -
    March 31, 1999 (unaudited) and December 31, 1998                        2

Statements of Operations and Comprehensive Loss -
    for the three months ended March 31, 1999 and
    1998 (unaudited) and the period from inception (August 1, 1985)
    to March 31, 1999 (unaudited)                                           3

Statements of Cash Flows -
    for the three months ended March 31, 1999 and 1998 (unaudited)
    and the period from inception (August 1, 1985) to
    March 31, 1999 (unaudited)                                              4

Notes to Financial Statements (unaudited)                                   6

Management's Discussion and Analysis of
    Financial Condition and Results
    of Operations                                                          10

PART II. OTHER INFORMATION                                                 13

SIGNATURES                                                                 14

                                  ANESTA CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   -----------

                                                   March 31,       December 31,
    ASSETS                                            1999             1998
                                                  ------------     ------------
                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                     $ 23,130,443     $ 55,889,226
    Current portion of certificate of deposit          255,000          255,000
    Marketable debt securities,
     available-for-sale                             53,844,713       24,661,040
    Accounts receivable                                 58,438          276,476
    Prepaid expenses and other current assets          674,216          194,802
                                                  ------------     ------------
       Total current assets                         77,962,810       81,276,544
                                                  ------------     ------------

Property and equipment, at cost:
    Furniture and equipment                            960,271          947,598
    Leasehold improvements                           2,346,027        2,330,136
    Accumulated depreciation                        (1,223,964)      (1,151,126)
                                                  ------------     ------------
                                                     2,082,334        2,126,608
                                                  ------------     ------------

Other assets:
    Certificate of deposit                           1,530,000        1,530,000
    Other assets                                       198,229          196,202
                                                  ------------     ------------
                                                     1,728,229        1,726,202
                                                  ------------     ------------


       Total assets                               $ 81,773,373     $ 85,129,354
                                                  ============    =============


                                                    March 31,       December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY               1999              1998
                                                  ------------     -------------
                                                  (Unaudited)

Current liabilities:
   Accounts payable                               $    174,306     $  1,478,521
   Accrued liabilities:
      Accrued compensation                             422,629        1,117,909
      Other                                            167,617          236,783
   Current portion of notes payable                    250,000          250,000
                                                  ------------    -------------
        Total current liabilities                    1,014,552        3,083,213

Unearned revenues                                    1,311,898          526,796
Notes payable                                        1,500,000        1,500,000
                                                  ------------    -------------
        Total liabilities                            3,826,450        5,110,009
                                                  ------------    -------------


Stockholders' equity:
   Common stock, par value, $.001 per share;
      Authorized: 15,000,000 shares;
      Issued: 13,160,033 in 1999 and
      13,054,934 in 1998                                13,160           13,055
   Additional paid-in capital                      129,520,671      128,634,691
   Deficit accumulated during the development
      stage                                        (51,568,710)     (48,679,075)
   Accumulated other comprehensive income (loss)       (18,198)          50,674
                                                  ------------    -------------
        Total stockholders' equity                  77,946,923       80,019,345
                                                  ------------    -------------
        Total liabilities and stockholders'
            equity                                $ 81,773,373     $ 85,129,354
                                                  ============    =============

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                                    --------

                                                    Three months ended
                                               ---------------------------- Period from inception
                                                 March 31,       March 31,    (August 1, 1985) to
                                                   1999            1998          March 31, 1999
                                               ------------    ------------ ----------------------
Revenues:
    Product sales                              $     33,108    $     38,786      $    600,822
    Royalty revenue                                     980           1,150           117,764
    Revenues from contract research/license
      agreements                                    171,148                        10,625,783
                                               ------------    ------------      ------------

      Total revenues                                205,236          39,936        11,344,369
                                               ------------    ------------      ------------

Operating costs and expenses:
    Cost of goods sold                                9,194          10,897           182,769
    Royalties                                         1,022           1,198            14,349
    Research and development                      2,206,640       1,916,050        41,569,029
    Depreciation and amortization                    73,050          76,717         1,466,442
    Marketing, general and administrative         1,794,279       1,405,453        26,105,623
                                               ------------    ------------      ------------

      Total costs and expenses                    4,084,185       3,410,315        69,338,212
                                               ------------    ------------      ------------

      Loss from operations                       (3,878,949)     (3,370,379)      (57,993,843)

Non operating income (expense):
    Interest income                               1,021,817         422,220         8,692,510
    Interest expense                                (26,075)        (43,648)         (661,382)
    Other                                               (28)           (541)          (47,403)
                                               ------------    ------------      ------------

      Loss before provision for income
       taxes, extraordinary item and
       cumulative effect of change in
       accounting                                (2,883,235)     (2,992,348)      (50,010,118)

Provision for income taxes                           (6,400)           (866)          (47,957)
                                               ------------    ------------      ------------

      Loss before extraordinary item and
       cumulative effect of change in
       accounting                                (2,889,635)     (2,993,214)      (50,058,075)

Extraordinary item - reduction of income
    taxes arising from carryforward of prior
    years' operating losses                                                            22,296

Cumulative effect of change in accounting                                          (1,041,047)
                                               ------------    ------------      ------------

      Net loss                                   (2,889,635)     (2,993,214)      (51,076,826)
                                                                                 ------------

Other comprehensive loss:
    Foreign currency translation adjustment          (7,765)                            7,839
    Unrealized loss on marketable debt
      securities, available-for-sale                (61,107)        (13,190)          (26,037)
                                               ------------    ------------      ------------

      Total other comprehensive loss                (68,872)        (13,190)          (18,198)
                                               ------------    ------------      ------------

      Comprehensive loss                       $ (2,958,507)   $ (3,006,404)     $(51,095,024)
                                               ------------    ------------      ------------

Basic and diluted loss per common share--

    Net loss per common share                  $      (0.22)   $      (0.31)
                                               ------------    ------------


Weighted average shares outstanding              13,121,837       9,569,815
                                               ------------    ------------

                     The accompanying notes are an integral
                        part of the financial statements

                                  ANESTA CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    --------

                                                           Three months ended
                                                    ----------------------------- Period from inception
                                                       March 31,        March 31,   (August 1, 1985) to
                                                         1999              1998        March 31, 1999
                                                    --------------   ------------ -----------------------
Cash flows from operating activities:
    Net loss                                        $  (2,889,635)   $  (2,993,214)   $ (51,076,826)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Cumulative effect of change in accounting                                          1,041,047
       Depreciation and amortization                       73,050           76,717        1,466,442
       Debt conversion expense                                                              101,330
       Interest converted to equity                                                          94,104
       Compensatory stock options and stock                                                   3,539
       Loss on retirement of assets                            28              586           78,474
       Increase (decrease) due to changes in:
        Accounts receivable                               218,038           19,436          (58,438)
        Prepaid expenses and other current assets        (479,414)           2,749         (674,216)
        Other assets                                       (2,027)         (31,435)        (200,807)
        Accounts payable                                 (987,796)        (247,918)         174,306
        Accrued liabilities                              (764,446)         (67,072)         590,246
        Unearned revenues                                 785,102                         1,311,898
                                                    -------------    -------------    -------------
         Net cash used in operating activities         (4,047,100)      (3,240,151)     (47,148,901)
                                                    -------------    -------------    -------------

Cash flows from investing activities:
    Capital expenditures                                  (28,829)         (87,396)      (3,352,394)
    Proceeds from sale of assets                               25               50           11,921
    Costs associated with license agreements                                             (1,109,533)
    Advances to employees                                                                    (1,650)
    Purchase of treasury bills                                                           (1,174,419)
    Proceeds from maturity of treasury bills                                              1,174,419
    Purchase of marketable debt securities,
       available-for-sale                             (36,354,319)      (5,976,772)    (117,661,985)
    Maturities of marketable debt securities,
       available-for-sale                               7,109,539        6,220,443       63,772,831
    Purchase of certificate of deposit                                                   (2,346,000)
    Proceeds from maturity of certificate of
       deposit                                                                              561,000
                                                    -------------    -------------    -------------
         Net cash provided by (used in)
           investing activities                       (29,273,584)         156,325      (60,125,810)
                                                    -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                               3,337,700
    Principal payments on notes payable                                                    (587,500)
    Principal payments on obligations under
      capital leases                                                                       (194,488)
    Net proceeds from issuance of common stock            569,666           65,916      127,512,265
    Collections on notes receivable from
       issuance of common stock                                                              65,000
    Proceeds from issuance of preferred stock                                               756,222
    Dividends paid on preferred stock                                                      (491,884)
                                                    -------------    -------------    -------------
         Net cash provided by financing
           activities                                     569,666           65,916      130,397,315
                                                    -------------    -------------    -------------

Effect of exchange rate changes on cash                    (7,765)                            7,839
                                                    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                         (32,758,783)      (3,017,910)      23,130,443
Cash and cash equivalents at beginning of
  period                                               55,889,226        9,760,765
                                                    -------------    -------------    -------------
Cash and cash equivalents at end of period          $  23,130,443    $   6,742,855    $  23,130,443
                                                    -------------    -------------    -------------


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

                                  ANESTA CORP.
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)
                                    --------

                                                     Three months ended
                                                ------------------------------      Period from inception
                                                 March 31,        March 31,          (August 1, 1985) to
                                                   1999              1998               March 31, 1999
                                                ------------     -------------     -----------------------
Supplemental schedule of noncash activities:
The Company issued stock and stock
    options for:
    Purchase of additional license agreement                                                $  5,400
    Notes receivable                                                                          71,000

The Company purchased leasehold improvements
    using accounts payable                                                                   251,507

The Company entered into various capital lease
    arrangements                                                                             204,610

The Company received stock as payment of a
    note receivable                                                                            4,226


                     The accompanying notes are an integral
                       part of the financial statements.

                                 ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               ----------------



1.   Significant Accounting Policies:
     -------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of March 31, 1999, the results of its operations for the three months ended March 31, 1999 and 1998 and for the period from inception (August 1, 1985) to March 31, 1999, and its cash flows for the three months ended March 31, 1999 and 1998 and for the period from inception (August 1, 1985) to March 31, 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

     Net Loss Per Share
     ------------------

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per
                                                                 ------------
     Share (EPS).  Basic EPS excludes dilution and is computed by dividing
     -----
     income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of March 31, 1999, options to purchase 1,399,305 shares of common stock at prices between $5.25 and $25.1875 per share were outstanding. As of March 31, 1998, options to purchase 1,317,444 shares of common stock at prices between $1.00 and $19.25 were outstanding. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

2.   Cash, Cash Equivalents and Marketable Debt Securities:
     -----------------------------------------------------

     At March 31, 1999, the Company maintained a majority of its cash, cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:
     ------------

     The provision for income taxes for the three months ended March 31, 1999 and 1998 is related solely to state income taxes.

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

                               ----------------


4.   Revolving/Term Promissory Note Agreements, Continued
     -----------------------------------------

     Company entered into an 8 year term note for an additional $800,000, for a total of $2.3 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (5.60% at March 31, 1999). As of March 31, 1999 three payments totaling $550,000 had been made leaving a balance of $1,750,000. Annual payments in the amount of $250,000 will be made on approximately July 15 for the next 7 years beginning on July 15, 1999. As of March 31, 1999, borrowings under the agreement are collateralized by a certificate of deposit in the amount of $1,785,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Collaborative Relationships:
     ---------------------------

     Effective August 31, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OT-fentanyl products in all countries in the world except the U.S. As the Company receives payments related to international partnering for OT-fentanyl products, the Company is obligated to make certain payments to A.I. until the remaining $350,000 has been fully repaid, at which time such payments to A.I. will cease. As of March 31, 1999, the Company had made payments of $166,250, leaving a balance of $183,750 owed to A.I.

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

     On February 23, 1999, the Company announced the signing of an option agreement with Novartis involving the Company's proprietary Oral Transmucosal System (OTS) for drug delivery. Under terms of the agreement, Novartis made a payment to the Company in 1999, which will be recognized as revenue over the term of the agreement. Novartis and the Company will assess the world wide commercial opportunity of potential products which combine the OTS with undisclosed compounds, with the goal of entering into an exclusive licensing agreement.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                               ----------------


6.   Subsequent Events:
     -----------------

     On May 6, 1999, the Company announced the signing of an exclusive agreement with Swedish Orphan AB for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, for Scandinavia (Denmark, Finland, Iceland, Norway, and Sweden). Under terms of the agreement, Swedish Orphan made a payment to the Company which will be recognized as revenue in a future quarter. The OT-fentanyl product line will be manufactured for Swedish Orphan by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999.

                                  ANESTA CORP.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

                                    ---------


      7.        Stockholders' Equity:
                --------------------

                The table below presents the activity in stockholders' equity from January 1, 1999 to March 31, 1999:



                                                  Common Stock                          Deficit
                               --------------------------------------------------     Accumulated        Accumulated
                                                                    Additional          During the           Other
                                                                     Paid-in          Development        Comprehensive
                                    Shares           Amount           Capital             Stage          Income (loss)     Total
                               --------------   --------------   ----------------    ---------------    --------------  ------------


Balance at January 1, 1999        13,054,934         $ 13,055       $128,634,691      $ (48,679,075)      $ 50,674     $ 80,019,345

Exercise of stock options in
  Jan. 1999 for cash
  (at $8.00 to $16.50 per share)      41,991               42            511,610                                            511,652

Exercise of stock options in
  Feb. 1999 for cash
  (at $5.25 to $14.125 per share)     11,629               12             80,940                                             80,952

Exercise of stock options in
  Mar. 1999 for cash and stock
  (at $5.25 to $14.125 per share)     51,479               51            293,430                                            293,481

Net loss                                                                                 (2,889,635)                     (2,889,635)

Other comprehensive loss                                                                                   (68,872)         (68,872)
                                  ----------         --------       ------------      -------------      ---------     ------------

Balance at March 31, 1999         13,160,033         $ 13,160       $129,520,671      $ (51,568,710)     $ (18,198)    $ 77,946,923
                                  ----------         --------       ------------      -------------      ---------     ------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. Additional risks and uncertainties are described in the Company's most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Results of Operations

Revenues.

Total revenues increased by $165,300 or 413.9% for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase is primarily a result of a new option agreement with Novartis involving the Company's proprietary OTS for drug delivery. (See Note 5 to Financial Statements).

On November 4, 1998 the FDA cleared Actiq for marketing. It is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Actiq was launched on March 31, 1999. Under the Company's agreements with Abbott Laboratories (Abbott), Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $290,600 or 15.2% for the three months ended March 31, 1999 as compared to the corresponding period in 1998.
The increase is due to higher expenditures in 1999 related to additional research and development programs, increased number of personnel, and continuing support for Actiq. The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development and clinical manufacturing activities.

Depreciation and amortization expense decreased by $3,700 or 4.8% for the three months ended March 31, 1999 as compared to the corresponding period in 1998.
The decrease is due to a larger number of fully depreciated assets for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

Marketing, general and administrative expenses increased by $388,800 or 27.7% for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for personnel, corporate development activities, European operations, marketing research, and Actiq market launch preparation activities. The Company expects that its marketing, general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq market launch activities, European operations and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $599,600 or 142.0% for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase is primarily due to invested net proceeds of $64,478,400 from the Company's public offering in December 1998.

Interest expense decreased by $17,600 or 40.3% for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease is primarily due to lower borrowings under the term note as a result of the related payments thereon (See Note 4 to Financial Statements).

Income Taxes.

The provision for income taxes in 1999 and 1998 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years.

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities, the increase in marketing, general and administrative expenses, the increase in interest income and other factors discussed above, the net loss for the three months ended March 31, 1999 was $2,889,635 or $0.22 per share as compared to $2,993,214 or $0.31 per share for the same period in 1998.

Liquidity and Capital Resources

As of March 31, 1999, the Company had cash and cash equivalents totaling $23,130,400, $1,785,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $53,844,700 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $78,760,100 as of March 31, 1999. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $4,047,100 for the three months ended March 31, 1999 compared to $3,240,200 for the corresponding period in 1998. The increase in cash used in the period is a direct result of higher working capital requirements in 1999.

During the three months ended March 31, 1999, the Company made capital expenditures of approximately $28,800 as compared to capital expenditures of $87,400 during the corresponding period in 1998. During the three months ended March 31, 1999, the Company made net purchases of marketable debt securities of $29,244,800. This compares to a net decrease in marketable debt securities of $243,700 during the corresponding period in 1998.

During the three months ended March 31, 1999, the Company realized cash proceeds of $569,700 relating to the exercise of stock options. During the three months ended March 31, 1998 the Company realized cash proceeds of $65,900 relating to the exercise of stock options.

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

The Company utilizes management information systems and software technology that may be affected by Y2K issues throughout its business. The Company considers its finance and accounting, clinical database, and laboratory data acquisition and analysis software mission critical. The Company's information systems group is finishing the assessment phase and beginning the remediation and testing phases to ensure those systems, along with additional internal and external systems, continue to meet its requirements. To date, one software system has been identified which is not Y2K compliant and needs to be upgraded. The Company believes that the cost of this upgrade will be less than $10,000. The Company continually upgrades its software in the ordinary course of business, thereby helping meet its Y2K requirements. The Company believes that the costs associated with purchasing or upgrading other specific software systems to meet the requirements of Y2K will be minimal. The Company's information systems group continues to review non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes needed. As a result of the Company's growth, its phone system, which is not Y2K compliant, needs to be replaced in order to provide adequate access for the Company's requirements. The Company is in the process of reviewing proposals for a replacement system which will be capable of meeting Company's telecommunications needs, as well as being Y2K compliant. The Company believes all Y2K testing, internal reviews and updates, including the replacement telephone system, can be completed by June 30, 1999.

The Company has contacted key suppliers and customers regarding their Y2K compliance to determine any impact on operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Y2K issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. Because of the availability of alternative suppliers and the diversity of the Company's customer base, the Company believes that any failure of any management information systems or software technology at any supplier or customer which has not responded to the Company's inquiries regarding Y2K compliance will have a material adverse effect on the Company.

Based on the progress the Company has made in addressing its Y2K issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Y2K compliance at this time. As of March 31, 1999, the Company has spent less than $10,000 on assessment and remediation association with the Y2K issue. However, the Company will continue to discuss Y2K compliance issues with its key suppliers and customers in an effort to minimize any potential Y2K compliance impact. Because the Company's plan is to address its Y2K issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Y2K compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

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


Date:   May 17, 1999                          ANESTA CORP.


                                         By:    /s/  Thomas B. King
                                            ------------------------------
                                            Thomas B. King, President and
                                            Chief Executive Officer
                                            (Authorized Signatory)



                                         By:   /s/   Roger P. Evans
                                            ------------------------------
                                            Roger P. Evans, Vice President-
                                            Finance and Administration
                                            (Principal Accounting Officer)