Form 10-Q
period 1999-06-30
ANESTA CORP /DE/
filed 1999-08-16
CIK 915916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

      X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
    -----
         Exchange Act of 1934. For the quarterly period ended June 30, 1999.

    ____ Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the transition period from ____ to ____.

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
Yes  X   No_____
   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                13,252,703
              Class                      Outstanding at August 6, 1999

                                 ANESTA CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Balance Sheets -
     June 30, 1999 (unaudited) and December 31, 1998                         2

Statements of Operations and Comprehensive Loss -
     for the three and six months ended June 30, 1999 and
     1998 (unaudited) and the period from inception (August 1, 1985)
     to June 30, 1999 (unaudited)                                            3

Statements of Cash Flows -
     for the six months ended June 30, 1999 and 1998 (unaudited)
     and the period from inception (August 1, 1985) to
     June 30, 1999 (unaudited)                                               4

Notes to Financial Statements (unaudited)                                    6

Management's Discussion and Analysis of
     Financial Condition and Results
     of Operations                                                          10

PART II. OTHER INFORMATION                                                  14

SIGNATURES                                                                  15

                                 ANESTA CORP.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                 -----------

                                                       June 30,       December 31,
    ASSETS                                               1999            1998
                                                     ------------     -----------
                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                        $ 26,501,951     $55,889,226
    Current portion of certificate of deposit             255,000         255,000
    Marketable debt securities,
     available-for-sale                                46,713,581      24,661,040
    Accounts receivable                                 1,063,765         276,476
    Prepaid expenses and other current assets           1,349,469         194,802
                                                     ------------     -----------
       Total current assets                            75,883,766      81,276,544
                                                     ------------     -----------

Property and equipment, at cost:
    Furniture and equipment                               970,834         947,598
    Leasehold improvements                              2,390,730       2,330,136
    Accumulated depreciation                           (1,285,764)     (1,151,126)
                                                     ------------     -----------
                                                        2,075,800       2,126,608
                                                     ------------     -----------

Other assets:
    Certificate of deposit                              1,530,000       1,530,000
    Other assets                                          223,189         196,202
                                                     ------------     -----------
                                                        1,753,189       1,726,202
                                                     ------------     -----------


       Total assets                                  $ 79,712,755     $85,129,354
                                                     ------------     -----------

                                                          June 30,      December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY                      1999             1998
                                                        -----------     -------------
                                                         (Unaudited)
Current liabilities:
  Accounts payable                                      $   195,643     $   1,478,521
  Accrued liabilities:
    Accrued compensation                                    527,453         1,117,909
    Other                                                   184,318           236,783
  Current portion of notes payable                          250,000           250,000
                                                        -----------     -------------
       Total current liabilities                          1,157,414         3,083,213


Unearned revenues                                         1,061,898           526,796
Notes payable                                             1,500,000         1,500,000
                                                        -----------     -------------
       Total liabilities                                  3,719,312         5,110,009
                                                        -----------     -------------


Stockholders' equity:
  Common stock, par value, $.001 per
   share; Authorized:
    35,000,000 shares; Issued:  13,248,891
    in 1999 and 13,054,934 in 1998                           13,249            13,055
  Additional paid-in capital                            130,284,222       128,634,691
  Deficit accumulated during the development stage      (54,133,193)      (48,679,075)
  Accumulated other comprehensive income (loss)            (170,835)           50,674
                                                        -----------     -------------
       Total stockholders' equity                        75,993,443        80,019,345
                                                        -----------     -------------
       Total liabilities and stockholders' equity       $79,712,755     $  85,129,354
                                                        -----------     -------------

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                                   ---------

                                                  Three months ended               Six months ended        Period from inception
                                             ----------------------------     ---------------------------
                                              June 30,        June 30,         June 30,       June 30,      (August 1, 1985) to
                                                1999            1998             1999           1998           June 30, 1999
                                             ------------    ------------     ------------   ------------     ----------------
Revenues:
    Product sales                            $  1,094,955    $     36,299     $  1,128,063   $     75,085     $      1,695,777
    Royalty revenue                                28,828           1,079           29,809          2,229              146,593
    Revenues from contract research/license
      agreements                                  450,000         175,000          621,148        175,000           11,075,783
                                             ------------    ------------     ------------   ------------     ----------------

      Total revenues                            1,573,783         212,378        1,779,020        252,314           12,918,153
                                             ------------    ------------     ------------   ------------     ----------------

Operating costs and expenses:
    Cost of goods sold                            361,813           9,812          371,007         20,709              544,582
    Royalties                                      30,885           1,121           31,908          2,319               45,235
    Research and development                    2,506,145       1,677,150        4,712,785      3,593,201           44,075,174
    Depreciation and amortization                  74,468          76,487          147,517        153,535            1,540,909
    Marketing, general and administrative       2,210,044       1,901,837        4,004,323      3,306,958           28,315,667
                                             ------------    ------------     ------------   ------------     ----------------

      Total costs and expenses                  5,183,355       3,666,407        9,267,540      7,076,722           74,521,567
                                             ------------    ------------     ------------   ------------     ----------------

      Loss from operations                     (3,609,572)     (3,454,029)      (7,488,520)    (6,824,408)         (61,603,414)

Non operating income (expense):
    Interest income                             1,085,098         336,694        2,106,915        746,722            9,777,608
    Interest expense                              (32,200)        (38,844)         (58,275)       (70,300)            (693,582)
    Other                                             591          (3,192)             562         (3,733)             (46,813)
                                             ------------    ------------     ------------   ------------     ----------------
      Loss before provision for income
       taxes, extraordinary item and
       cumulative effect of change in
       accounting                              (2,556,083)     (3,159,371)      (5,439,318)    (6,151,719)          (52,566,201)

Provision for income taxes                         (8,400)         (3,275)         (14,800)        (4,141)              (56,357)
                                             ------------    ------------     ------------   ------------     -----------------
      Loss before extraordinary item and
       cumulative effect of change in
       accounting                              (2,564,483)     (3,162,646)      (5,454,118)    (6,155,860)          (52,622,558)

Extraordinary item - reduction of income
  taxes arising from carryforward of prior
  years' operating losses                                                                                                22,296

Cumulative effect of change in accounting                                                                            (1,041,047)
                                             ------------    ------------     ------------   ------------     -----------------

      Net loss                                 (2,564,483)     (3,162,646)      (5,454,118)    (6,155,860)          (53,641,309)

Other comprehensive income (loss):
    Foreign currency translation adjustment       (10,236)          1,810          (18,001)         1,810                (2,397)
    Unrealized gain (loss) on marketable
      debt securities, available-for-sale        (142,401)          2,680         (203,508)       (10,510)             (168,438)
                                             ------------    ------------     ------------   ------------     -----------------

      Total other comprehensive income
        (loss)                                   (152,637)          4,490         (221,509)        (8,700)             (170,835)
                                             ------------    ------------     ------------   ------------     -----------------

      Comprehensive loss                     $ (2,717,120)   $ (3,158,156)    $ (5,675,627)  $ (6,164,560)    $     (53,812,144)
                                             ============    ============     ============   ============     =================

Basic and diluted loss per common share--

    Net loss per common share                $      (0.19)   $      (0.33)    $      (0.41)  $      (0.64)
                                             ============    ============     ============   ============

Weighted average shares outstanding            13,220,051       9,588,558       13,170,944      9,581,348
                                             ============    ============     ============   ============

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   --------


                                                                         Six months ended              Period from inception
                                                                  -----------------------------
                                                                    June 30,          June 30,           (August 1, 1985) to
                                                                     1999              1998                June 30, 1999
                                                                  ------------     ------------        ---------------------
Cash flows from operating activities:
    Net loss                                                      $(5,454,118)     $ (6,155,860)       $   (53,641,309)
Adjustments to reconcile net loss to net cash
      used in operating activities:
       Cumulative effect of change in accounting                                                             1,041,047
       Depreciation and amortization                                  147,517           153,535              1,540,909
       Debt conversion expense                                                                                 101,330
       Interest converted to equity                                                                             94,104
       Compensatory stock options and stock                                                                      3,539
       (Gain) loss on retirement of assets                               (435)            3,778                 78,011
       Increase (decrease) due to changes in:
        Accounts receivable                                          (787,289)          (84,777)            (1,063,765)
        Prepaid expenses and other current assets                  (1,154,667)         (201,811)            (1,349,469)
        Other assets                                                  (26,987)           (7,137)              (225,767)
        Accounts payable                                             (966,459)         (203,590)               195,643
        Accrued liabilities                                          (642,921)           25,450                711,771
        Unearned revenues                                             535,102           140,000              1,061,898
                                                                  -----------      ------------        ---------------
         Net cash used in operating activities                     (8,350,257)       (6,330,412)           (51,452,058)
                                                                  -----------      ------------        ---------------

Cash flows from investing activities:
    Capital expenditures                                              (96,762)          (85,608)            (3,420,327)
    Proceeds from sales of assets                                         488                50                 12,384
    Costs associated with license agreements                                                                (1,109,533)
    Advances to employees                                                                                       (1,650)
    Purchase of treasury bills                                                                              (1,174,419)
    Proceeds from maturity of treasury bills                                                                 1,174,419
    Purchase of marketable debt securities,
       available-for-sale                                         (45,078,675)       (9,952,176)          (126,386,341)
    Maturities of marketable debt securities,
       available-for-sale                                          22,822,626        16,768,658             79,485,918
    Purchase of certificate of deposit                                                                      (2,346,000)
    Proceeds from maturity of certificate of deposit                                                           561,000
                                                                  -----------      ------------        ---------------
         Net cash provided by (used in) investing activities      (22,352,323)        6,730,924            (53,204,549)
                                                                  -----------      ------------        ---------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                                                  3,337,700
    Principal payments on notes payable                                                                       (587,500)
    Principal payments on obligations under capital                                                           (194,488)
    Net proceeds from issuance of common stock                      1,333,306           248,668            128,275,905
    Collections on notes receivable from
       issuance of common stock                                                                                 65,000
    Proceeds from issuance of preferred stock                                                                  756,222
    Dividends paid on preferred stock                                                                         (491,884)
                                                                  -----------      ------------        ---------------
         Net cash provided by financing activities                  1,333,306           248,668            131,160,955
                                                                  -----------      ------------        ---------------

Effect of exchange rate changes on cash                               (18,001)            1,810                 (2,397)
                                                                  -----------      ------------        ---------------

Net increase (decrease) in cash and cash equivalents              (29,387,275)          650,990             26,501,951
Cash and cash equivalents at beginning of period                   55,889,226         9,760,765
                                                                  -----------      ------------        ---------------
Cash and cash equivalents at end of period                        $26,501,951      $ 10,411,755        $    26,501,951
                                                                  -----------      ------------        ---------------

                                  -Continued-

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)
                                   --------


                                                       Six months ended               Period from inception
                                                ------------------------------
                                                 June 30,          June 30,             (August 1, 1985) to
                                                  1999               1998                   June 30, 1999
                                               ------------     -------------        ---------------------

Supplemental schedule of noncash activities:
The Company issued stock and stock options for:
    Purchase of additional license agreement                                             $   5,400
    Notes receivable                                                                        71,000
The Company purchased leasehold improvements
    using accounts payable                                                                 251,507

The Company entered into various capital lease
    arrangements                                                                           204,610

The Company received stock as payment of a
    note receivable                                                                          4,226

                                 ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               _______________

1.  Significant Accounting Policies:
    -------------------------------

    In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and for the period from inception (August 1, 1985) to June 30, 1999, and its cash flows for the six months ended June 30, 1999 and 1998 and for the period from inception (August 1, 1985) to June 30, 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1998 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.

    Net Loss Per Share
    ------------------

    Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per
                                                                ------------
    Share (EPS).  Basic EPS excludes dilution and is computed by dividing
    -----
    income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of June 30, 1999, options to purchase 1,322,487 shares of common stock at prices between $5.25 and $25.1875 per share were outstanding. As of June 30, 1998, options to purchase 1,387,003 shares of common stock at prices between $1.00 and $19.25 were outstanding. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

    Capital Stock
    -------------

    On June 29, 1999, stockholders approved an Amendment to the Company's Certificate of Incorporation increasing the Company's authorized shares from 15,000,000 to 35,000,000.

2.  Cash, Cash Equivalents and Marketable Debt Securities:
    -----------------------------------------------------

    At June 30, 1999, the Company maintained a majority of its cash, cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.  Income Taxes:
    ------------

    The provision for income taxes for the three and six months ended June 30, 1999 and 1998 is related solely to state income taxes.

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                  _____________


4.  Revolving/Term Promissory Note Agreements:
    -----------------------------------------

    On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million. On May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. Additionally, on March 20, 1997, the Company entered into an 8 year term note for an additional $800,000, for a total of $2.3 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (5.60% at June 30, 1999). As of June 30, 1999, three payments totaling $550,000 had been made leaving a balance of $1,750,000. Annual payments in the amount of $250,000 will be made on approximately July 15 for the next 7 years beginning on July 15, 1999. As of June 30, 1999, borrowings under the agreement are collateralized by a certificate of deposit in the amount of $1,785,000, which is maintained in a bank in Salt Lake City, Utah.

5.  Collaborative Relationships:
    ---------------------------

    Effective August 31, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OT-fentanyl products in all countries in the world except the U.S. As the Company receives payments related to international partnering for OT-fentanyl products, the Company is obligated to make certain payments to A.I. until the remaining $350,000 has been fully repaid, at which time such payments to A.I. will cease. As of June 30, 1999, the Company had made payments of $166,250, leaving a balance of $183,750 owed to A.I.

    On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq (R), in Spain and Portugal. Under terms of the agreement, Grupo Ferrer made a payment to the Company in 1998, a portion of which will be recognized as revenue in future years over the term of the agreement. The OT-fentanyl product line will be manufactured for Grupo Ferrer by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999. Grupo Ferrer is a leading private Spanish pharmaceutical company.

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

    On February 23, 1999, the Company announced the signing of an option agreement with Novartis involving the Company's proprietary Oral Transmucosal System (OTS) for drug delivery. Under terms of the agreement, Novartis made a payment to the Company in 1999, which will be recognized

                                  ANESTA CORP.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                _________________


5.  Collaborative Relationships, Continued
    ---------------------------

    as revenue in over the term of the agreement. Novartis and the Company will assess the world wide commercial opportunity of potential products which combine the OTS with undisclosed compounds, with the goal of entering into an exclusive licensing agreement.

    On May 6, 1999, the Company announced the signing of an exclusive agreement with Swedish Orphan AB for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, for Scandinavia (Denmark, Finland, Iceland, Norway, and Sweden). Under terms of the agreement, Swedish Orphan made a payment to the Company which was recognized as revenue. The OT-fentanyl product line will be manufactured for Swedish Orphan by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999.

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


                                  ----------

     6.   Stockholders' Equity:
          --------------------

          The table below presents the activity in stockholders' equity from January 1, 1999 to June 30, 1999:

                                                                                      Deficit
                                                    Common Stock                     Accumulated     Accumulated
                                     -------------------------------------------
                                                                    Additional       During the         Other
                                                                     Paid-in         Development     Comprehensive
                                      Shares         Amount          Capital           Stage         Income (loss)       Total
                                     ---------     -------------   -------------    -------------   ---------------   ------------
Balance at January 1, 1999           13,054,934     $ 13,055       $ 128,634,691    $ (48,679,075)     $  50,674      $ 80,019,345

Exercise of stock options in
  Jan. 1999 for cash
  (at $8.00 to $16.50 per share)         41,991           42             511,610                                           511,652

Exercise of stock options in
  Feb. 1999 for cash
  (at $5.25 to $14.125 per share)        11,629           12              80,940                                            80,952

Exercise of stock options in
  Mar. 1999 for cash and stock
  (at $5.25 to $14.125 per share)        51,479           51             293,430                                           293,481

Exercise of stock options in
  Apr. 1999 for cash
  (at $6.75 to $14.125 per share)        38,097           38             308,290                                           308,328

Exercise of stock options in
  May 1999 for cash and stock
  (at $5.25 to $14.125 per share)        15,004           15             177,897                                           177,912

Exercise of stock options in
  June 1999 for cash and stock
  (at $5.25 to $14.125 per share)        35,757           36             277,364                                           277,400

Net loss                                                                               (5,454,118)                      (5,454,118)

Other comprehensive loss                                                                                (221,509)         (221,509)
                                     ----------     --------       -------------    -------------      ---------      ------------

Balance at June 30, 1999              3,248,891     $ 13,249       $ 130,248,222    $ (54,133,193)     $(170,835)     $ 75,993,443
                                     ----------     --------       -------------    -------------      ---------      ------------

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

Results of Operations

Revenues.

Total revenues increased by $1,361,400 or 640.6% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 and by $1,526,700 or 605.1% for the six months ended June 30, 1999 as compared to the corresponding period in 1998. The increase is primarily a result of the U.S. launch of Actiq, a new option agreement with Novartis involving the Company's proprietary OTS for drug delivery, and a new agreement with Swedish Orphan AB involving the Company's OT-fentanyl product line (See Note 5 to Financial Statements).

On November 4, 1998 the FDA cleared Actiq for marketing. It is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Actiq was launched by Abbott Laboratories (Abbott) on March 31, 1999. Under the Company's agreements with Abbott, Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $829,000 or 49.4% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 and by $1,119,600 or 31.2% for the six months ended June 30, 1999 as compared to the corresponding period in 1998. The increase is due to higher expenditures in 1999 related to additional research and development programs, increased number of personnel, manufacturing activities and continuing support for Actiq. The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development and clinical manufacturing activities.

Depreciation and amortization expense decreased by $2,000 or 2.6% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 and by $6,000 or 3.9% for the six months ended June 30, 1999 as compared to the corresponding period in 1998. The decrease is due to a larger number of fully depreciated assets for the three and six months ended June 30, 1999 as compared to the corresponding period in 1998.

Marketing, general and administrative expenses increased by $308,200 or 16.2% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 and by $697,400 or 21.1% for the six months ended June 30, 1999 as compared to the corresponding period in 1998. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for personnel, corporate development activities, European operations, marketing research, and Actiq market launch activities. The Company expects that its marketing, general and administrative expenses will increase in the future as a result of the increased support required for marketing research, Actiq market launch activities, European operations and corporate development activities.

Non Operating Income (Expense).

Interest income increased by $748,400 or 222.3% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 and by $1,360,200 or 182.2% for the six months ended June 30, 1999 as compared to the corresponding period in 1998. The increase is primarily due to invested net proceeds of $64,478,400 from the Company's public offering in December 1998.

Interest expense decreased by $6,600 or 17.0% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 and by $12,000 or 17.1% for the six months ended June 30, 1999 as compared to the corresponding period in 1998. The decrease is primarily due to lower borrowings under the term note as a result of the related payments thereon (See Note 4 to Financial Statements).

Income Taxes.

The provision for income taxes in 1999 and 1998 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years.

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities, the increase in marketing, general and administrative expenses, the increase in interest income and other factors discussed above, the net loss for the three months ended June 30, 1999 was $2,564,483 or $0.19 per share as compared to $3,162,646 or $0.33 per share for the same period in 1998. The net loss for the six months ended June 30, 1999 was $5,454,118 or $0.41 per share as compared to $6,155,860 or $0.64 per share for the same period in 1998.

Liquidity and Capital Resources

As of June 30, 1999, the Company had cash and cash equivalents totaling $26,502,000, $1,785,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $46,713,600 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $75,000,600 as of June 30, 1999. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $8,350,300 for the six months ended June 30, 1999 compared to $6,330,400 for the corresponding period in 1998. The increase in cash used in the period is a direct result of higher working capital requirements in 1999.

During the six months ended June 30, 1999, the Company made capital expenditures of approximately $96,800 as compared to capital expenditures of $85,600 during the corresponding period in 1998. During the six months ended June 30, 1999, the Company made net purchases of marketable debt securities of $22,256,000. This compares to a net decrease in marketable debt securities of $6,816,500 during the corresponding period in 1998.

During the six months ended June 30, 1999, the Company realized cash proceeds of $1,333,300 relating to the exercise of stock options. During the six months ended June 30, 1998 the Company realized cash proceeds of $248,700 relating to the exercise of stock options.

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

The Company utilizes management information systems and software technology that may be affected by Y2K issues throughout its business. The Company considers its finance and accounting, clinical database, and laboratory data acquisition and analysis software mission critical. The Company's information systems group is finishing the assessment phase and beginning the remediation and testing phases to ensure those systems, along with additional internal and external systems, continue to meet its requirements. To date, one software system has been identified which is not Y2K compliant and needs to be upgraded. The
Company believes that the cost of this upgrade will be less than $10,000. The Company continually upgrades its software in the ordinary course of business, thereby helping meet its Y2K requirements. The Company believes that the costs associated with purchasing or upgrading other specific software systems to meet the requirements of Y2K will be minimal. The Company's information systems group continues to review non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes needed. As a result of the Company's growth, its phone system has been replaced in order to provide adequate access for the Company's requirements as well as being Y2K compliant. The Company believes all remaining Y2K testing, internal reviews and updates, can be completed by October 31, 1999.

The Company continues to contact key suppliers and customers regarding their Y2K compliance to determine any impact on operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Y2K issues. The Company will continue to actively monitor and evaluate the progress of its suppliers and customers on this critical matter. Because of the availability of alternative suppliers and the diversity of the Company's customer base, the Company believes that any failure of any management information systems or software technology at any supplier or customer which has not responded to the Company's inquiries regarding Y2K compliance will not have a material adverse effect on the Company.

Based on the progress the Company has made in addressing its Y2K issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Y2K compliance at this time. As of June 30, 1999, the Company has spent less than $10,000 on assessment and remediation associated with the Y2K issue. However, the Company will continue to discuss Y2K compliance issues with its key suppliers and customers in an effort to minimize any potential Y2K compliance impact.

Although unlikely, the Company might be adversely affected by Y2K disruptions at its customers and suppliers. To address this possibility, the Company plans to accumulate sufficient supplies to conduct normal business operations for a reasonable period of time. If the Company's preparations are insufficient, the Company's business and financial condition would be materially and adversely affected.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on June 29, 1999, at which the stockholders elected seven directors to each serve until the next annual meeting of stockholders and until his successor is elected and has qualified or until such director's death, resignation or removal. Stockholders also approved amendments to the Company's Certificate of Incorporation, the 1993 Stock Option Plan and the 1993 Non-Employee Directors' Stock Option Plan and stockholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 1999. Votes were cast as follows:

                                                         Votes Against
                                              Votes For   Or Withheld  Votes Abstained  Broker Non-Votes
                                              ----------  -----------  ---------------  ----------------
Election of Directors:
  Thomas B. King                              11,313,084      444,045  Not Applicable   Not Applicable
  Richard H. Leazer                           11,325,546      431,583  Not Applicable   Not Applicable
  William C. Moeller                          11,322,729      434,400  Not Applicable   Not Applicable
  Emanuel M. Papper                           11,324,917      432,212  Not Applicable   Not Applicable
  Daniel L. Kisner                            11,317,846      439,283  Not Applicable   Not Applicable
  Theodore H. Stanley                         11,323,729      433,400  Not Applicable   Not Applicable
  Richard P. Urfer                            11,325,629      431,500  Not Applicable   Not Applicable
Approval of an amendment
   to the Company's Certificate
   of Incorporation                            9,950,201    1,799,958      6,970             None
Approval of an amendment
   to the Company's 1993
   Stock Option Plan                           5,847,485    4,244,185     14,203             1,651,256
Approval of an amendment
   to the Company's 1993
   Non-Employee Directors'
   Stock Option Plan                           8,918,761    1,172,409     14,703             1,651,256
Ratification of PricewaterhouseCoopers LLP
   as independent accountants
   for the fiscal year
   ending December 31, 1999                   11,750,658        3,901      2,570             None

Item 5.  Other Information

         Notice of Deadlines for Stockholder Proposals for 2000 Proxy Statement

         The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 2000 annual meeting of stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A and the date after which notice of a stockholder proposal submitted outside the procedures of Rule 14a-8 is considered untimely is February 28, 2000.

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


Date: August 16, 1999                              ANESTA CORP.


                                        By: /s/ Thomas B. King
                                            -----------------------------
                                            Thomas B. King, President and
                                            Chief Executive Officer
                                            (Authorized Signatory)



                                        By: /s/ Roger P. Evans
                                            -----------------------------
                                            Roger P. Evans, Vice President-
                                            Finance and Administration
                                            (Principal Accounting Officer)