Form 10-Q
period 1999-09-30
ANESTA CORP /DE/
filed 1999-11-12
CIK 915916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

      X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
     ---  Exchange Act of 1934. For the quarterly period ended September 30,
          1999.

     ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from______to______.

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
Yes  X      No.
    ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                   13,298,209
              Class                       Outstanding at November 8, 1999

                                 ANESTA CORP.
                                     INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Balance Sheets -
     September 30, 1999 (unaudited) and December 31, 1998                    2

Statements of Operations and Comprehensive Loss -
     for the three and nine months ended September 30, 1999 and
     1998 (unaudited) and the period from inception (August 1, 1985)
     to September 30, 1999 (unaudited)                                       3

Statements of Cash Flows -
     for the nine months ended September 30, 1999 and 1998 (unaudited)
     and the period from inception (August 1, 1985) to
     September 30, 1999 (unaudited)                                          4

Notes to Financial Statements (unaudited)                                    6

Management's Discussion and Analysis of
     Financial Condition and Results
     of Operations                                                          10

PART II.  OTHER INFORMATION                                                 14

SIGNATURES                                                                  15

                                                           ANESTA CORP.
                                                   (A Development Stage Company)

                                                          BALANCE SHEETS

                                                            -----------

                                  September 30,   December 31,                                          September 30,  December 31,
    ASSETS                            1999           1998         LIABILITIES AND STOCKHOLDERS' EQUITY      1999           1998
                                  ------------   ------------                                           -------------  ------------
                                   (Unaudited)                                                           (Unaudited)
Current assets:                                                   Current liabilities:
   Cash and cash equivalents      $ 30,715,656   $ 55,889,226      Accounts payable                     $    133,818   $  1,478,521
   Current portion of certificate                                  Accrued liabilities:
      of deposit                       340,000        255,000        Accrued compensation                    580,707      1,117,909
   Marketable debt securities,                                       Other                                   321,502        236,783
      available-for-sale            38,593,745     24,661,040      Current portion of notes
   Accounts receivable               3,098,475        276,476        payable                                 333,333        250,000
                                                                                                        ------------   ------------
   Prepaid expenses and other                                        Total current liabilities             1,369,360      3,083,213
      current assets                 1,545,928        194,802
                                  ------------   ------------
      Total current assets          74,293,804     81,276,544
                                  ------------   ------------
                                                                Unearned revenues                          1,628,148        526,796
Property and equipment, at cost:                                Notes payable                              1,666,667      1,500,000
                                                                                                           ---------      ---------
   Furniture and equipment           1,025,994        947,598        Total liabilities                     4,664,175      5,110,009
                                                                                                           ---------      ---------
   Leasehold improvements            2,786,238      2,330,136

   Accumulated depreciation         (1,359,336)    (1,151,126)
                                  ------------   ------------
                                     2,452,896      2,126,608    Stockholders' equity:
                                  ------------   ------------      Common stock, par value, $.001
                                                                    per share; Authorized:
Other assets:                                                        35,000,000 shares; Issued:
   Certificate of deposit            1,700,000      1,530,000       13,269,316 in 1999 and 13,054,934
   Other assets                        226,138        196,202       in 1998                                   13,269         13,055
                                  ------------   ------------
                                     1,926,138      1,726,202      Additional paid-in capital            130,422,462    128,634,691
                                  ------------   ------------
                                                                   Deficit accumulated during the
      Total assets                $ 78,672,838   $ 85,129,354       development stage                    (56,281,540)   (48,679,075)
                                  ============   ============      Accumulated other comprehensive
                                                                    income (loss)                           (145,528)        50,674
                                                                                                        ------------   ------------
                                                                     Total stockholders' equity           74,008,663     80,019,345
                                                                                                        ------------   ------------
                                                                     Total liabilities and
                                                                       stockholders' equity             $ 78,672,838   $ 85,129,354
                                                                                                        ============   ============

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                   --------

                                                  Three months ended                 Nine months ended        Period from inception
                                             ------------------------------     ----------------------------
                                              September 30    September 30       September 30,   December 31,  (August 1, 1985 to
                                                  1999           1998               1999           1998         September 30, 1999
                                             --------------  --------------     --------------   -----------  ---------------------
Revenues:
   Product sales                                 $   524,847     $    76,797       $ 1,652,910   $   151,881    $  2,220,624
   Royalty revenue                                    16,849           2,276            46,658         4,506         163,442
   Revenues from contract research/license
   agreements                                      1,550,000                         2,171,148       175,000      12,625,783
                                                 -----------     -----------       -----------   -----------    ------------
     Total revenues                                2,091,696          79,073         3,870,716       331,387      15,009,849
                                                 -----------     -----------       -----------   -----------    ------------

Operating costs and expenses:
   Cost of goods sold                                113,671          21,977           484,678        42,686         658,253
   Royalties                                          19,079           2,372            50,987         4,691          64,314
   Research and development                        2,301,775       2,175,320         7,014,560     5,768,521      46,376,949
   Depreciation and amortization                      73,987          70,737           221,504       224,272       1,614,895
   Marketing, general and administrative           2,623,919       2,060,412         6,628,243     5,367,371      30,939,587
                                                 -----------     -----------       -----------   -----------    ------------
     Total costs and expenses                      5,132,431       4,330,818        14,399,972    11,407,541      79,653,998
                                                 -----------     -----------       -----------   -----------    ------------
     Loss from operations                         (3,040,735)     (4,251,745)      (10,529,256)  (11,076,154)    (64,644,149)

Non operating income (expense):
   Interest income                                   928,483         231,297         3,035,398       978,019      10,706,091
   Interest expense                                  (31,597)        (35,342)          (89,872)     (105,642)       (725,179)
   Other                                                (104)                              459        (3,733)        (46,916)
                                                 -----------     -----------       -----------   -----------    ------------

   Loss before provision for income
    taxes, extraordinary item and cumulative
    effect of change in accounting                (2,143,953)     (4,055,790)       (7,583,271)  (10,207,510)    (54,710,153)

Provision for income taxes                            (4,394)           (485)          (19,194)       (4,626)        (60,751)
                                                 -----------     -----------       -----------   -----------    ------------

   Loss before extraordinary item and
    cumulative effect of change in accounting     (2,148,347)     (4,056,275)       (7,602,465)  (10,212,136)    (54,770,904)

Extraordinary item - reduction of income
   taxes arising from carryforward of prior
   years' operating losses                                                                                            22,296

Cumulative effect of change in accounting                                                                         (1,041,047)
                                                 -----------     -----------       -----------   -----------    ------------
     Net loss                                     (2,148,347)     (4,056,275)       (7,602,465)  (10,212,136)    (55,789,655)

Other comprehensive income (loss):
   Foreign currency translation adjustment             8,933          17,650            (9,069)       19,460           6,535
   Unrealized gain (loss) on marketable debt
     securities, available-for-sale                   16,375          47,221          (187,133)       36,711        (152,063)
                                                 -----------     -----------       -----------   -----------    ------------
     Total other comprehensive income (loss)          25,308          64,871          (196,202)       56,171        (145,528)
                                                 -----------     -----------       -----------   -----------    ------------
     Comprehensive loss                          $(2,123,039)    $(3,991,404)      $(7,798,667)  $10,155,965)   $(55,935,183)
                                                 ===========     ===========       ===========   ===========    ============
Basic and diluted loss per common share--

   Net loss per common share                     $     (0.16)    $     (0.42)      $     (0.58)  $     (1.06)
                                                 ===========     ===========       ===========   ===========

Weighted average shares outstanding               13,261,574       9,631,302        13,201,154     9,595,081
                                                 ===========     ===========       ===========   ===========


                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                               -------------

                                                            Nine months ended
                                                      ----------------------------     Period from inception
                                                      September 30,   September 30,    (August 1, 1985) to
                                                          1999           1998           September 30, 1999
                                                      -------------   -------------    ---------------------
Cash flows from operating activities:
    Net loss                                          $  (7,602,465)  $ (10,212,136)   $         (55,789,655)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
      Cumulative effect of change in accounting                                                    1,041,047
      Depreciation and amortization                         221,504         224,272                1,614,895
      Debt conversion expense                                                                        101,330
      Interest converted to equity                                                                    94,104
      Compensatory stock options and stock                                                             3,539
      (Gain) loss on retirement of assets                      (332)          3,778                   78,114
      Increase (decrease) due to changes in:
          Accounts receivable                            (2,821,999)       (129,274)              (3,098,475)
          Prepaid expenses and other current assets      (1,351,126)        104,792               (1,545,928)
          Other assets                                      (29,936)         (6,746)                (228,716)
          Accounts payable                               (1,344,703)        (78,682)                (182,601)
          Accrued liabilities                              (452,483)        204,476                  718,459
          Unearned revenues                               1,101,352          52,500                1,811,898
                                                      -------------   -------------    ---------------------
        Net cash used in operating activities           (12,280,188)     (9,837,020)             (55,381,989)
                                                      -------------   -------------    ---------------------

Cash flows from investing activities:
    Capital expenditures                                   (547,948)        (93,126)              (3,871,513)
    Proceeds from sales of assets                               488              50                   12,384
    Costs associated with license agreements                                                      (1,109,533)
    Advances to employees                                                                             (1,650)
    Purchase of treasury bills                                                                    (1,174,419)
    Proceeds from maturity of treasury bills                                                       1,174,419
    Purchase of marketable debt securities,
      available-for-sale                                (53,181,535)    (14,404,574)            (134,489,201)
    Maturities of marketable debt securities,
      available-for-sale                                 39,061,697      18,775,551               95,724,989
    Purchase of certificate of deposit                     (510,000)                              (2,346,000)
    Proceeds from maturity of certificate of deposit        255,000         255,000                  306,000
                                                      -------------   -------------    ---------------------
        Net cash provided by (used in) investing
          activities                                    (14,922,298)      4,532,901              (45,774,524)
                                                      -------------   -------------    ---------------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                 500,000                                3,587,700
    Principal payments on notes payable                    (250,000)       (250,000)                (587,500)
    Principal payments on obligations under capital
      leases                                                                                        (194,488)
    Net proceeds from issuance of common stock            1,787,985         496,192              128,730,584
    Collections on notes receivable from
      issuance of common stock                                                                        65,000
    Proceeds from issuance of preferred stock                                                        756,222
    Dividends paid on preferred stock                                                               (491,884)
                                                      -------------   -------------    ---------------------
        Net cash provided by financing activities         2,037,985         246,192              131,865,634
                                                      -------------   -------------    ---------------------

Effect of exchange rate changes on cash                      (9,069)         19,460                    6,535
                                                      -------------   -------------    ---------------------

Net increase (decrease) in cash and cash
    equivalents                                         (25,173,570)     (5,038,467)              30,715,656
Cash and cash equivalents at beginning of period         55,889,226       9,760,765
                                                      -------------   -------------    ---------------------
Cash and cash equivalents at end of period            $  30,715,656   $   4,722,298    $          30,715,656
                                                      =============   =============    =====================

                                 - Continued -

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                                   --------

                                                 Nine months ended
                                              ---------------------------        Period from inception
                                              September 30,   September 30,     (August 1, 1985) to
                                                 1999           1998             September 30, 1999
                                              ------------   ------------     --------------------------
Supplemental schedule of noncash activities:
The Company issued stock and stock options for:
    Purchase of additional license agreement                                      $  5,400
    Notes receivable                                                                71,000

The Company purchased leasehold improvements
    using accounts payable                                                         251,507

The Company entered into various capital lease
    arrangements                                                                   204,610

The Company received stock as payment of a
    note receivable                                                                  4,226

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 -------------

1.   Significant Accounting Policies:
     -------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (a development stage company) (the Company) as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and for the period from inception (August 1, 1985) to September 30, 1999, and its cash flows for the nine months ended September 30, 1999 and 1998 and for the period from inception (August 1, 1985) to September 30, 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1998 and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

     Net Loss Per Share
     ------------------

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per
                                                                 ------------
     Share (EPS).  Basic EPS excludes dilution and is computed by dividing
     -----
     income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of September 30, 1999, options to purchase 1,696,120 shares of common stock at prices between $5.25 and $25.1875 per share were outstanding. As of September 30, 1998, options to purchase 1,640,610 shares of common stock at prices between $5.00 and $19.25 were outstanding. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

     Capital Stock
     -------------

     On June 29, 1999, stockholders approved an Amendment to the Company's Certificate of Incorporation increasing the Company's authorized shares from 15,000,000 to 35,000,000.

2.   Cash, Cash Equivalents and Marketable Debt Securities:
     -----------------------------------------------------

     At September 30, 1999, the Company maintained a majority of its cash, cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:
     ------------

     The provision for income taxes for the three and nine months ended September 30, 1999 and 1998 is related solely to state income taxes.

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                 --------------


4.   Revolving/Term Promissory Note Agreements:
     -----------------------------------------

     On January 11, 1995, the Company entered into a revolving/term promissory note in the amount of $1.5 million. On May 15, 1995, the term of the revolving promissory note ended and the Company entered into a 10 year term note in the amount of $1.5 million. On March 20, 1997, the Company entered into an 8 year term note for an additional $800,000, for a total of $2.3 million. Additionally, on July 15, 1999, the Company entered into an 6 year term note for an additional $500,000, for a total of $2.8 million. The agreements provide for a constant interest rate of "160 basis points" above the financial institution's certificate of deposit rate (5.40% at September 30, 1999). As of September 30, 1999, four payments totaling $800,000 had been made leaving a balance of $2,000,000. Annual payments in the amount of $333,333 will be made on approximately July 15 for the next 6 years beginning on July 15, 2000. As of September 30, 1999, borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,040,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Collaborative Relationships:
     ---------------------------

     Effective August 31, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OT-fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 unearned advance royalty obligation, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OT-fentanyl products in all countries in the A.I. territory. As the Company receives payments related to international partnering for OT-fentanyl products, the Company is obligated to make certain payments to A.I. until the remaining $350,000 has been fully repaid, at which time such payments to A.I. will cease. As of September 30, 1999, the Company had made payments of $166,250, leaving a balance of $183,750 owed to A.I. which was paid subsequent to quarter end.

     On January 28, 1998, the Company announced the signing of an exclusive agreement with Grupo Ferrer for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in Spain and Portugal. Under terms of the agreement, Grupo Ferrer made a payment to the Company in 1998, a portion of which will be recognized as revenue in future years over the term of the agreement. The OT-fentanyl product line will be manufactured for Grupo Ferrer by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999. Grupo Ferrer is a private Spanish pharmaceutical company.

     On June 4, 1998, the Company announced the signing of an exclusive agreement with Laboratoire L. Lafon (Lafon) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon made payments to the Company in 1998, a portion of which will be recognized as revenue in future years over the term of the agreement. The OT-fentanyl product line will be manufactured for Lafon by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999. Lafon is a private French pharmaceutical company.

                                 ANESTA CORP.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

                                 --------------


5.   Collaborative Relationships, Continued
     ---------------------------

     On February 23, 1999, the Company announced the signing of an option agreement with Novartis involving the Company's proprietary Oral Transmucosal System (OTS(TM)) for drug delivery. Under terms of the agreement, Novartis made a payment to the Company in 1999, which will be recognized as revenue over the term of the agreement. Novartis and the Company will assess the worldwide commercial opportunity of potential products which combine the OTS with undisclosed compounds, with the goal of entering into an exclusive licensing agreement.

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

     On September 30, 1999, the Company signed an exclusive agreement with Elan Pharma International (a unit of Elan Corporation, plc) for the marketing, sales and distribution of Anesta's OT-fentanyl product line, including Actiq, for Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Philippines, Switzerland, Taiwan, and the United Kingdom. Under terms of the agreement, Elan made a payment to the Company, a portion of which will be recognized as revenue in future years over the term of the agreement. The OT-fentanyl product line will be manufactured for Elan by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 1999.

                                 ANESTA CORP.
                         (A Development Stage Company)




     6.   Stockholders' Equity:

          The table below presents the activity in stockholders' equity from January 1, 1999 to September 30, 1999:

                                                                                           Deficit
                                                          Common Stock                   Accumulated     Accumulated
                                        ---------------------------------------------
                                                                       Additional        During the         Other
                                                                         Paid-in         Development    Comprehensive
                                            Shares         Amount        Capital           Stage        Income (loss)      Total
                                        -------------   -----------  ----------------   --------------  --------------  ----------
Balance at January 1, 1999              $  13,054,934   $  13,055    $ 128,634,691      $ (48,679,075)    $   50,674    $80,019,345

Exercise of stock options in
   Jan. 1999 for cash
   (at $8.00 to $16.50
   per share)                                  41,991          42          511,610                                          511,652

Exercise of stock options in
   Feb. 1999 for cash
   (at $5.25 to $14.125
   per share)                                  11,629          12           80,940                                           80,952

Exercise of stock options in
   Mar. 1999 for cash and stock
   (at $5.25 to $14.125
   per share)                                  51,479          51          293,430                                          293,481

Exercise of stock options in
   Apr. 1999 for cash
   (at $6.75 to $14.125
   per share)                                  38,097          38          308,290                                          308,328

Exercise of stock options in
   May 1999 for cash and stock
   (at $5.25 to $14.125
   per share)                                  15,004          15          177,897                                          177,912

Exercise of stock options in
   June 1999 for cash and stock
   (at $5.25 to $14.125
   per share)                                  35,757          36          277,364                                          277,400

Exercise of stock options in
   July 1999 for cash
   (at $13.00 per share)                        3,812           4           49,552                                           49,556

Exercise of stock options in
   August 1999 for cash
   (at $7.88 per share)                        10,000          10           78,790                                           78,800

Exercise of stock options in
   September 1999 for cash and stock
   (at $5.375 to $5.75
   per share)                                   6,613           6            9,898                                            9,904

Net loss                                                                                   (7,602,465)                   (7,602,465)

Other comprehensive loss                                                                                    (196,202)      (196,202)
                                          -----------   ---------   --------------     --------------    -----------   ------------
Balance at September 30, 1999              13,269,316   $  13,269   $  130,422,462     $  (56,281,540)   $  (145,528)  $ 74,008,663
                                          ===========   =========   ==============     ==============    ===========   ============

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

Results of Operations

Revenues.

Total revenues increased by $2,012,600 or 2,544% for the three months ended September 30, 1999 as compared to the corresponding period in 1998 and by $3,539,300 or 1,068% for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. The increase is primarily a result of the U.S. launch of Actiq, licensing revenue from a new option agreement with Novartis involving the Company's proprietary OTS for drug delivery, and licensing revenue from new agreements with Swedish Orphan AB and Elan Pharma International involving the Company's OT-fentanyl product line (See Notes 5 and 6 to Financial Statements).

On November 4, 1998, the FDA approved the new drug application for Actiq. Actiq is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Actiq was launched by Abbott Laboratories (Abbott) on March 31, 1999. Under the Company's agreements with Abbott, Abbott manufactures Anesta's OT-fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty on OT-fentanyl product sales by Abbott.

Operating Expenses.

Research and development expenses increased by $126,500 or 5.8% for the three months ended September 30, 1999 as compared to the corresponding period in 1998, and by $1,246,000 or 21.6% for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. The increase is due to higher expenditures in 1999 related to additional research and development programs, increased number of personnel, manufacturing activities and continuing clinical support for Actiq. The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development and clinical manufacturing activities.

Depreciation and amortization expense increased by $3,300 or 4.7% for the three months ended September 30, 1999 as compared to the corresponding period in 1998, and decreased by $2,800 or 1.2% for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. The increase for the three months ended September 30, 1999 as compared to the corresponding period in 1998, is due to the completion of additional office space. The decrease for the nine months ended September 30, 1999 as compared to the corresponding period in 1998, is due to a larger number of fully depreciated assets.

Marketing, general and administrative expenses increased by $563,500 or 27.3% for the three months ended September 30, 1999 as compared to the corresponding period in 1998 and by $1,260,800 or 23.5% for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. The increase in marketing, general and administrative expenses is due primarily to higher expenditures for European operations including clinical studies, Actiq market launch activities, personnel, corporate development activities and marketing research. The Company expects that its marketing, general and administrative expenses will increase in the future as a result of the increased support required for European operations, Actiq marketing activities, corporate development activities and marketing research.

Non Operating Income (Expense).

Interest income increased by $697,200 or 301% for the three months ended September 30, 1999 as compared to the corresponding period in 1998 and by $2,057,400 or 210% for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. The increase is primarily due to invested net proceeds of $64,478,400 from the Company's public offering in December 1998.

Interest expense decreased by $3,700 or 10.5% for the three months ended September 30, 1999 as compared to the corresponding period in 1998 and by $15,700 or 14.9% for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. The decrease is primarily due to lower borrowings under the term note as a result of the related payments thereon (See Note 4 to Financial Statements).

Income Taxes.

The provision for income taxes in 1999 and 1998 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years.

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities, the increase in marketing, general and administrative expenses, the increase in interest income and other factors discussed above, the net loss for the three months ended September 30, 1999 was $2,123,039 or $0.16 per share as compared to $3,991,404 or $0.42 per share for the same period in 1998. The net loss for the nine months ended September 30, 1999 was $7,798,666 or $0.58 per share as compared to $10,155,965 or $1.06 per share for the same period in 1998.

Liquidity and Capital Resources

As of September 30, 1999, the Company had cash and cash equivalents totaling $30,715,600, $2,040,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $38,593,800 in marketable debt securities which are available for sale. Thus cash, cash equivalents, a certificate of deposit and marketable debt securities totaled $71,349,400 as of September 30, 1999. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $12,280,200 for the nine months ended September 30, 1999 compared to $9,837,000 for the corresponding period in 1998. The increase in cash used in the period is a direct result of higher working capital requirements in 1999.

During the nine months ended September 30, 1999, the Company made capital expenditures of approximately $548,000 as compared to capital expenditures of $93,100 during the corresponding period in 1998. The increase is primarily due to the completion of additional office space and quality control laboratory. During the nine months ended September 30, 1999, the Company made net purchases of marketable debt securities of $14,119,800. This compares to a net decrease in marketable debt securities of $4,371,000 during the corresponding period in 1998.

During the nine months ended September 30, 1999, the Company realized cash proceeds of $1,788,000 relating to the exercise of stock options. During the nine months ended September 30, 1998, the Company realized cash proceeds of $496,200 relating to the exercise of stock options.

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

The Company utilizes management information systems and software technology that may be affected by Y2K issues throughout its business. The Company considers its finance and accounting, clinical database, and laboratory data acquisition and analysis software mission critical. The Company's information systems group is finishing the remediation and testing phases to ensure those systems, along with additional internal and external systems, continue to meet its requirements. To date, one software system was identified which is not Y2K compliant and has been upgraded. The cost of this upgrade was less than $10,000. The Company continually upgrades its software in the ordinary course of business, thereby helping to meet its Y2K requirements. The Company believes that the costs associated with purchasing or upgrading other specific software systems to meet the requirements of Y2K will be minimal. The Company's information systems group continues to review non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes needed. As a result of the Company's growth, its phone system has been replaced in order to provide adequate access for the Company's requirements as well as being Y2K compliant. The Company believes all remaining Y2K testing, internal reviews and updates can be completed by November 30, 1999.

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

Based on the progress the Company has made in addressing its Y2K issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Y2K compliance at this time. As of September 30, 1999, the Company has spent less than $10,000 on assessment, remediation and testing associated with the Y2K issue. However, the Company will continue to discuss Y2K compliance issues with its key suppliers and customers in an effort to minimize any potential Y2K compliance impact.

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

Other Matters.

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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


Date: November 12, 1999                        ANESTA CORP.


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