Form 10-K
period 1999-12-31
ANESTA CORP /DE/
filed 2000-03-30
CIK 915916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999       Commission File Number 0-23160

                              __________________

                                 ANESTA CORP.
            (Exact name of registrant as specified in its charter)



               Delaware                                   87-0424798
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                4745 Wiley Post Way, Salt Lake City, Utah 84116
         (Address of principal executive offices, including zip code)

                                (801) 595-1405
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001
                                   Par Value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $148,505,627 as of March 21, 2000.*

     The number of shares of Common Stock outstanding was 13,372,432 as of March 21, 2000.

____________________
* Excludes 5,478,655 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 21, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

Except for the historical information contained herein, the following Report contains forward-looking statements which involve risks and uncertainties. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to the Company are included to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors discussed in this report under the heading "Risk Factors".


                                    PART I


ITEM 1.   BUSINESS
-------


Introduction

Anesta Corp. (Anesta or the Company) is a leader in the development of new pharmaceutical products for oral transmucosal drug administration. The Company's products are based on its proprietary oral transmucosal system (OTS/(TM)/) for drug delivery. Anesta's principal product is Actiq/(R)/(oral transmucosal fentanyl citrate), an OTS fentanyl product, which was approved by the U.S. Food and Drug Administration (FDA) on November 4, 1998. Actiq is the first product specifically designed, studied and approved for breakthrough cancer pain. Actiq is indicated for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain.

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

On March 13, 2000, Anesta announced that it had renegotiated the U.S. marketing rights for Actiq with Abbott Laboratories Hospital Products Division (Abbott). Anesta will have primary responsibility for the sales and marketing of Actiq in the U.S. Abbott will continue to manufacture and distribute Actiq in the U.S.

Anesta has also entered into collaborations with Grupo Ferrer Internacional S.A. (Ferrer) for Spain and Portugal, Laboratoire L. Lafon (Lafon) for France, Swedish Orphan AB (SWO) for Scandinavia (Denmark, Finland, Iceland, Norway, and Sweden), and Elan Pharma International, a unit of Elan Corporation, plc, (Elan) for Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Philippines, Switzerland, Taiwan and the United Kingdom. These agreements grant exclusive marketing, sales and distribution rights for Actiq, Fentanyl Oralet and any future OTS fentanyl products.

Anesta is also developing other product candidates using its proprietary OTS drug delivery platform. Currently, the Company has seven investigational product candidates undergoing clinical evaluation. OTS fentanyl for acute pain is the subject of ongoing Phase 2/3 clinical trials. The Company is in late Phase 2 clinical trials for OTS nicotine. OTS etomidate for short-acting sedation is in early Phase 2 clinical trials. OTS piroxicam, a non-opioid drug to treat pain, and OTS droperidol, a drug to treat nausea and vomiting, are in Phase I clinical trials. Anesta filed two Investigational New Drug applications (IND) for two new product candidates in late 1999. One IND was for OTS scopolamine, a drug to treat motion sickness and the second IND was for OTS prochlorperazine, a drug to treat nausea and vomiting. Anesta continues to evaluate various compounds and is conducting preclinical research with various compounds using its OTS technology.

In February 1999, the Company entered into a 12-month option agreement with Novartis involving the Company's proprietary OTS for drug delivery. Under the terms of the option agreement, Novartis and the Company assessed the worldwide commercial opportunity of potential products combining Novartis compounds with the Company's OTS. Currently, the Company and Novartis are in discussions about the possibility of a definitive licensing agreement.

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

Anesta's Business Objectives and Strategy

Anesta intends to be the leader in the oral transmucosal delivery of drugs. Anesta's near-term objectives are increased sales of Actiq in the United States and commercialization of Actiq in Europe. Anesta's longer-term strategy is to develop and commercialize a range of products based upon its proprietary OTS. Anesta is pursuing these objectives with the following strategies:

Increased Sales of Actiq in the United States. Effective April 2000, Anesta has responsibility for the sales and marketing of Actiq in the United States. To maintain and increase sales of the product, Anesta has retained a contract sales organization to recruit and retain a field sales organization to sell Actiq. In addition, Anesta has a regional medical liaison field organization which provides technical and clinical assistance to the field sales organization. Anesta will manage the field organizations, and the marketing strategies and tactics with its internal sales and marketing group.

Commercialize Actiq Internationally. On August 18, 1999, Anesta UK LTD. (Anesta
UK), a wholly owned subsidiary of Anesta, announced the filing of an abridged Marketing Authorization Application (MAA) for Actiq with the Medicines Control Agency (MCA) in the United Kingdom. If approved, Actiq would be the first product of its kind in the United Kingdom to be specifically indicated for the management of breakthrough pain in patients already receiving maintenance opioid therapy for chronic pain.

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

       Programs and Products               Indication                           Status(1)
       ---------------------               ----------                           ---------
OTS fentanyl Program

Actiq (U.S.)(2)                            Breakthrough cancer pain             NDA Approved
Fentanyl Oralet(2)                         Sedation and analgesia; surgical     NDA Approved
                                           premedication
Actiq (International)(3)                   Breakthrough pain                    MAA Filed (U.K.)

OTS fentanyl(2)                            Acute pain                           Phase 2/3

Other OTS Product Candidates

OTS nicotine                               Smoking cessation                    Phase 2
OTS etomidate                              Short-acting sedation                Phase 2
OTS piroxicam                              Mild to moderate pain                Phase 1
OTS droperidol                             Nausea and vomiting                  Phase 1
OTS scopolamine                            Motion sickness                      IND Filed
OTS prochlorperazine                       Nausea and vomiting                  IND Filed

__________

(1) See "Business -- Government Regulation" for a description of the various phases of clinical testing.

(2) Abbott is Anesta's contract manufacturer for this product in the United States. See "-- Collaborative Relationships."

(3) Sales and distribution rights to this product have been granted to Ferrer, Lafon, SWO and Elan. See "-- Introduction" for the specific countries for each partner.

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

Actiq is a drug matrix containing the active drug fentanyl, attached to a handle, which facilitates rapid absorption of the drug across the oral mucosa and into the blood stream. The analgesic effects of fentanyl are directly related to the blood level of the drug, with proper allowance for the three to five minute delay across the blood-brain barrier. The generally observed 50% bioavailability of Actiq is divided equally between rapid transmucosal and slower gastrointestinal absorption.

Clinical Program and Data for the Actiq NDA. Anesta's clinical program for breakthrough cancer pain NDA involved a total of 12 studies at 45 U.S. sites, which evaluated six dosage strengths of Actiq ranging from 200 to 1600 micrograms. The Company's clinical trials specific to breakthrough cancer pain enrolled 257 patients who received nearly 75,000 doses of Actiq. The average duration of therapy in the long-term safety study was 149 days, with patients using Actiq to treat an average of 2.4 episodes of breakthrough cancer pain per day. Some patients completed more than 800 days of Actiq therapy.

In the Actiq pivotal study of 130 patients, the efficacy of Actiq was compared against placebo. Actiq produced significantly larger decreases in pain intensity and better pain relief scores than placebo at 15, 30, 45, and 60 minutes
(p 0.0001). The most common adverse events observed with Actiq use in breakthrough cancer pain patients were somnolence, nausea, vomiting and dizziness, which are generally associated with opioid therapy.

FDA Approval and Commercial Plans. On November 4, 1998, the FDA cleared Actiq for marketing for use in the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy. Actiq is the first product specifically designed, studied and approved for breakthrough cancer pain. The product was launched in March 1999 in the United States. During 1999 a dedicated Abbott sales force sold Actiq in the United States with support from Anesta's regional medical liaison field personnel. On March 13, 2000, Anesta announced that it had renegotiated U.S. marketing rights for Actiq with Abbott. Effective April 1, 2000, Anesta will have primary responsibility for the sales and marketing of Actiq in the U.S. Abbott will continue to manufacture and distribute Actiq in the U.S.

The marketing of Actiq is accompanied by a comprehensive risk management program of educational and safe use messages, which inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product. This program is designed to address three potential risk situations: accidental ingestion by children, improper patient selection, and diversion and abuse. The greatest risk of improper Actiq use is the potential for respiratory depression, which could be life threatening. As with all strong pain medicines, steps must be taken to prevent access to Actiq by anyone other than the person for whom the product was prescribed.

The proposed treatment plan for using Actiq for breakthrough cancer pain is simple and consistent with current clinical practice guidelines. Physicians prescribe an around-the-clock opioid analgesic for persistent cancer pain, using conventional products such as sustained-release morphine tablets or fentanyl transdermal patches. The patient is instructed to use Actiq when the patient feels the onset of breakthrough cancer pain. As the drug matrix dissolves, the Fentanyl is released for rapid absorption through the mucosal tissues into the blood stream. Actiq is available in six dosage strengths. It is recommended that all patients should start at the lowest dosage level (200 g) and increase to higher dosage strengths as necessary to achieve therapeutic effect without triggering unacceptable side effects.

Actiq is contraindicated in the management of acute or postoperative pain and must not be used in opioid non-tolerant patients. It is intended to be used only in the care of cancer patients by oncologists and pain specialists who are skilled in the use of schedule II opioids to treat cancer pain.

International Commercialization of Actiq. The Company believes that there is a significant market opportunity for Actiq to treat breakthrough pain outside of the United States. However, the prevailing practices regarding use of potent opioids to treat cancer pain vary significantly from country to country.

In order to address the international market opportunity, Anesta developed and validated a second generation manufacturing process for Actiq. This new manufacturing process yielded a formulation which was shown to be bioequivalent to the original formulation. During 1999, Anesta manufactured Actiq for use in clinical studies in the United Kingdom. The Company will seek appropriate regulatory approval for its manufacturing facility located in Salt Lake City, Utah.

Anesta's clinical research in the United Kingdom was completed in 1999. On August 18, 1999, Anesta UK announced the filing of an abridged MAA for Actiq with the MCA in the United Kingdom. If approved, Actiq would be the first product of its kind in the United Kingdom to be specifically indicated for the management of breakthrough pain in patients already receiving maintenance opioid therapy for chronic pain. Subject to approval in the United Kingdom, Anesta will work in collaboration with its European partners to request approval of Actiq in the other member states of the European Union via the mutual recognition process. The Company has entered into four European commercial partnerships for Actiq.

Fentanyl Oralet (OTS fentanyl) for Premedication

Anesta's first OTS fentanyl product, Fentanyl Oralet, was approved by the FDA in October 1993 for use in children and adults as a premedication before surgery and for sedation/analgesia prior to painful procedures in monitored anesthesia settings. Fentanyl Oralet is available in four dosage strengths ranging from 100 to 400 micrograms. Most patients experience an onset of analgesia in six to eight minutes, and sedation and reduced anxiety in 20 to 30 minutes. Side effects are similar to those produced by other opioid products. Although the market potential for Fentanyl Oralet is limited, Anesta believes that the commercialization of Fentanyl Oralet has benefited Anesta by allowing the Company's first product to be studied, approved and introduced in a controlled clinical setting.

Other OTS Product Candidates

Anesta has seven OTS product candidates under clinical evaluation:

OTS nicotine for smoking cessation. Nicotine replacement therapy has become established as a successful aid to smoking and tobacco cessation programs. Nicotine replacement products that have been approved include a nicotine gum, several transdermal nicotine patches, a nicotine nasal spray and a nicotine inhaler. The nicotine gum and three nicotine transdermal patches have been approved by the FDA as over-the-counter products. Smoking cessation experts believe that increasing the availability and number of nicotine replacement products will provide a public health benefit, as no single therapy will be effective for all smokers desiring to quit. These experts foresee a need for a broad range of readily available products and therapies to increase the success rate of smoking cessation programs.

The pharmacokinetic profile and behavioral characteristics of OTS nicotine are different from the other nicotine replacement products currently on the market. Some smokers who have used OTS nicotine have commented that the ability to control dosing by repeatedly inserting and removing the OTS nicotine unit from their mouths has given them a greater ability to manage their urge to smoke. This element of control is different from that offered by these other treatment modalities. Anesta believes that this ability to titrate the dose of nicotine and rapidly deliver adequate doses to the individual may more closely displace the physiologic dependence and psychological craving effects of cigarettes. The Company believes these properties of OTS nicotine may be especially effective in the early stages of smoking cessation and in smoking relapse prevention.

Anesta has completed several Phase 2 clinical studies for OTS nicotine and has studied the results from more than 400 smokers and nonsmokers dosed with OTS nicotine. These studies have evaluated the effects of different dosage strengths, the acceptability of different taste formulations, and the ability of OTS nicotine to aid in smoking cessation with limited, short-term use and with eight weeks of therapy. In early studies, OTS nicotine has been shown to (1) increase blood concentrations in proportion to dose, (2) decrease the desire to smoke at higher doses, and (3) exhibit a high patient acceptance of the product. Side-effects observed with OTS nicotine were mild and typical of those seen with nicotine administration. Clinical data from a larger Phase 2 study comparing smoking quit rates over an 8-week period of use showed that smokers using OTS nicotine achieved quit rates of 21%, similar to both the nicotine gum (16%) and the nicotine patch (21%).

OTS fentanyl for acute pain. There are multiple causes of acute pain including surgery, trauma and conditions such as kidney stones. Acute pain usually requires the rapid onset of pain relief. Historically, hospitalized patients have received injections or infusions to receive rapid pain relief. More recently, patient controlled devices with sophisticated microelectronics have been introduced which allow patients to self-administer the pain medication intravenously when they feel the need for pain relief. This method of patient controlled analgesia has been shown to improve pain management while decreasing the total daily dose of medication. The Company believes there are psychological benefits to patients who gain more control over their analgesic therapy. Anesta has completed several Phase 2/3 clinical studies for acute pain. A recent clinical study of OTS fentanyl in 133 post-operative patients with acute pain showed that the onset of meaningful pain relief occurred in under five minutes in over 50% of the patients, and this onset of meaningful pain relief was similar to that observed with administration of intravenous morphine. Duration of action for OTS fentanyl ranged from two to three hours and depended on the doses administered.

OTS etomidate for short acting sedation. OTS etomidate is designed to provide sedation for patients undergoing various types of outpatient medical or dental procedures, either where the procedure is not painful or where pain is managed by other methods such as local or regional anesthesia. Anesta believes that there is a need for a rapid onset, short duration sedative that allows patients to have a rapid, clear-headed recovery and prompt discharge after an outpatient procedure is completed. Target applications include various scope procedures, biopsies, and dental procedures. Two Phase 1 clinical studies showed that OTS etomidate delivers dose-related therapeutic blood levels to produce onset of sedation in 10 to 20 minutes. Sedation continues for 30 to 40 minutes. Emergence from sedation to a level indicative of recovery occurs 60 to 90 minutes after taking the drug. Two Phase 2 clinical studies with OTS etomidate have been completed. These studies were dose-ranging (with placebo) studies of approximately 80 patients each in patients undergoing sigmoidoscopy or wisdom tooth extraction.

OTS piroxicam for pain management. Anesta is conducting a Phase 1 clinical trial with OTS piroxicam. The goal of the first clinical trial is to determine plasma drug levels in normal volunteers. OTS piroxicam contains the active drug piroxicam, a nonsteroidal anti-inflammatory agent. Drugs in this class can be used to treat mild to moderate pain.

OTS droperidol for nausea and vomiting. Anesta is conducting a Phase 1 clinical study with OTS droperidol. The goal of the first clinical trial is to determine plasma drug levels in normal volunteers. OTS droperidol contains the active drug droperidol, a dopamine-2 antagonist. Drugs in this class can be used to prevent or relieve nausea and vomiting flowing surgery or following chemotherapy.

Anesta filed two new IND applications for OTS-based products in late 1999: OTS scopolamine for motion sickness and OTS-prochlorperazine for treating nausea and vomiting. Phase 1 clinical trials are scheduled for these compounds in 2000.

Research and Development

Anesta is conducting preclinical research and development with its OTS technology in several therapeutic areas and will continue to evaluate additional products and compounds using the OTS technology. Anesta has developed its proprietary OTS products in collaboration with the University of Utah Research Foundation (UURF) and Abbott. Future development projects may involve collaboration with other research organizations and other established pharmaceutical companies. The Company's primary emphasis is on basic and applied research, product and process development, clinical research, regulatory interactions and filings and commercial market development and preparation. Since its inception, Anesta has managed most aspects of its clinical trials and has prepared substantially all U.S. regulatory filings for its products. In 1999, 1998 and 1997, Anesta's research and development expenditures were $9,840,000, $8,628,000 and $7,889,000 respectively.

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

Abbott Laboratories

In 1989, Anesta entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement, as amended (1989 Agreement), Anesta granted to Abbott the exclusive right to make, use and market in the United States OTS products resulting from technology owned or licensed by Anesta consisting of OTS fentanyl. Under the 1989 Agreement, Abbott provided development funding and milestone payments and is obligated to pay royalties and other payments on product sales. In 1995, the Company entered into two additional funding agreements with Abbott under which Abbott agreed to provide to the Company $1,500,000 in each of 1995 and 1996 to fund the development of Actiq for breakthrough cancer pain. Through December 31, 1999, Abbott had paid a total of $10,050,000 for the development of Anesta's OTS fentanyl product line. In connection with such development funding, Abbott was granted, and has exercised, warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share.

On March 13, 2000, Anesta announced that it had renegotiated the U.S. marketing rights for Actiq with Abbott. Effective April 2000, Anesta will have responsibility for the sales and marketing of Actiq in the U.S. As part of the renegotiation, Anesta will make cash payments to Abbott and is obligated to make on-going earn-out payments to Abbott until the end of the first patent covering oral transmucosal fentanyl citrate. Abbott will continue to manufacture Actiq and Fentanyl Oralet for Anesta in the U.S. for a period of 24 to 36 months, after which the right of Anesta to manufacture such products after such period of time.

Anesta and Abbott have agreed to indemnify each other for certain liabilities arising from the negligent or intentional acts or omissions of either party, breaches of agreements between them, the lack of safety or efficacy of the licensed products (depending on the source of the underlying liability) and liabilities arising from actions taken by either company or its employees, officers, directors or affilitates prior to the execution of the renegotiated agreement.

Grupo Ferrer Internacional S.A.

In January 1998, the Company entered into an exclusive agreement with Ferrer, a leading private Spanish pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in Spain and Portugal. Ferrer made a payment to the Company and Anesta will manufacture such products for Ferrer.

Laboratoire L. Lafon

In June 1998, the Company entered into an exclusive agreement with Lafon, a leading private French pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon made payments to the Company and Anesta will manufacture such products for Lafon.

Swedish Orphan AB

In May 1999, the Company entered into an exclusive agreement with SWO, a leading private Swedish pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in scandinavia (Denmark, Finland, Iceland, Norway and Sweden). Under terms of the agreement, SWO made payments to the Company and Anesta will manufacture such products for SWO.

Elan Pharma International

In September 1999, the Company entered into an exclusive agreement with Elan, a leading public Irish pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Philippines, Switzerland, Taiwan and the United Kingdom. Under terms of the agreement, Elan made payments to the Company and Anesta will manufacture such products for Elan.

Novartis Consumer Health, Inc.

In February 1999, the Company entered into a 12-month option agreement with Novartis involving the Company's proprietary OTS for drug delivery. Under the terms of the option agreement, Novartis and the Company assessed the worldwide commercial opportunity of potential products combining Novartis compounds with the Company's OTS. Currently, the Company and Novartis are in discussions about the possibility of a definitive licensing agreement.

University of Utah Research Foundation

In 1985, the Company obtained an exclusive worldwide license, including the right to sublicense, from the UURF for all of the UURF's technology developed or to be developed by Dr. Theodore H. Stanley, Founding Chairman of the Company, and others under his direction at the University of Utah in (1) the field of anesthetic and other drug delivery systems incorporating a matrix to deliver compounds to the central nervous system via the mucosal tissues of the mouth, pharynx and esophagus, (2) drug-based immobilization systems for human and veterinary applications and (3) transdermal drug delivery systems. The Company is obligated to pay certain royalties to the UURF subject to certain minimum royalty payments. In addition, Anesta is obligated to pay to the UURF a higher percentage of the royalties it receives in the event Anesta sublicenses the licensed technology without any improvement or added value. The Company also has an exclusive option with UURF to acquire an exclusive worldwide license to similar technology and intellectual property that may be conceived, invented or reduced to practice at the University of Utah after the date of its license grant. Anesta has exercised such option as to all technology covered by its patents and pending patent applications. The UURF exclusive worldwide license terminates as to each country upon the expiration of the last patent in such country relating to the licensed technology.

Manufacturing

Anesta has a manufacturing facility capable of producing quantities of its proprietary OTS products for research and development, including clinical studies. Anesta has developed manufacturing capacity to support commercial distribution of Actiq for international markets. Abbott is Anesta's contract manufacturer for Actiq and Fentanyl Oralet, subject to the right of Anesta to manufacture such products in the future.

The Company continues to develop manufacturing processes and to expand its production capacity for OTS products in order to support larger scale clinical studies and cost effective commercial production. A second generation OTS manufacturing process has been developed and is designed to enable scale-up to larger commercial volumes while reducing the unit cost of producing OTS products. Anesta increased its manufacturing capacity and packaging capabilities to support European clinical trials and to supply initial quantities of OTS fentanyl products to commercial markets outside of the United States. The Company believes it will be able to maintain compliance with current Good Manufacturing Practice (cGMP) regulations enforced by the FDA's facilities inspection program and related international regulations, as well as requirements imposed by the U.S. Drug Enforcement Agency (DEA). The Company maintains State and Federal licenses to conduct research, manufacture and export controlled substances on Schedules II, III, IIIN, IV and V.

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

Patents, Proprietary Rights and Licenses

The Company's success will depend, in part, on its ability to obtain and protect patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and other countries. Anesta's products are based on 14 U.S. and 112 foreign patents for the OTS, which are held by the University of Utah and its assignee, UURF. The Company has exclusive world-wide licenses to these patents which cover the design and types of pharmaceutical compounds in its products. The Company's success depends on the continued validity of these patents. If either Anesta or the UURF fail to file, prosecute or maintain any of the patents, Anesta could be severely damaged. The Company intends to file additional patent applications relating to its technology, products and processes. The Company will also direct the UURF to file any additional patent applications relating to the technology it has licensed. However, any of these patents or patent applications may be challenged, invalidated or circumvented by the Company's competitors. These patents may also fail to provide meaningful competitive advantages to the Company. For example, another company may develop a way to deliver potent opioids in a more cost-effective manner than Anesta's products without infringing on its patents.

The basic technology underlying the Company's proprietary OTS was invented by Dr. Stanley and Brian Hague, both employees of the Company, while employed at the University of Utah. Anesta is the exclusive worldwide licensee of such technology under patents held by the UURF. The license remains in effect for the life of the covered patents. The U.S. patents expire on various dates ranging from 2005 to 2009 and the foreign patents expire on various dates ranging from 2006 to 2016. Anesta maintains, at its expense, all U.S. patent rights with respect to the licensed technology and files and prosecutes the relevant patent applications in the U.S. and foreign countries. The OTS technology underlying Anesta's exclusive license is covered by 14 issued U.S. patents, 112 issued foreign patents, four pending U.S. patent applications and 12 pending foreign patent applications. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its technology and the patents and patent applications being licensed from the UURF.

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

Clinical testing involves the administration of a drug to healthy volunteers or to patients under the careful supervision of a qualified principal investigator, usually a physician, pursuant to a written protocol. Clinical tests pertinent to an IND are usually conducted in the following sequential phases, although the phases may overlap. Phase 1 trials generally involve administration of a drug product to a small number of persons to determine aspects of safety, tolerance, pharmacokinetic characteristics, and possible early data on effectiveness. Phase 2 trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase 3 trials generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. Pivotal Phase 3 trials are trials designed to demonstrate definitive efficacy and safety. At least one such trial is required for FDA approval to market a drug. Each clinical study is conducted under the auspices of an independent Institutional Review Board (IRB) at every institution at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

Each domestic drug product manufacturing establishment must be registered with, and essentially approved by, the FDA. In addition, each such establishment must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Establishments handling controlled substances must be licensed and are inspected by the DEA. Anesta has a current DEA license appropriate for handling the substances it uses in its facilities. Domestic establishments are also subject to inspection by the FDA for compliance with cGMP regulations before or after an NDA has been filed and thereafter, at least biannually. The labeling, advertising and promotion of drug products also must be in compliance with pertinent FDA regulatory requirements. Failure to comply with applicable requirements relating to production, distribution or promotion of a drug product can lead to FDA demands that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution. Finally, manufacturers of drug products seeking FDA approval via an NDA are also required, due to recently introduced user fee requirements, to make payments to the FDA at various stages of the approval process. In addition, such payments must also be made in association with annual product and establishment registration.

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

Human Resources

As of December 31, 1999, Anesta employed 88 individuals, of whom approximately 30 hold Ph.D., M.D. or other advanced degrees. Of its total workforce, 50 employees are engaged in research and development activities and 38 are devoted to commercial, business development and administrative activities. A significant number of the Company's management and professional employees have had prior experience with major international pharmaceutical, biotechnology or medical products companies. Anesta believes that it maintains good relations with its employees. The Company's success will depend in large part upon its ability to attract and retain these and future employees. The Company faces competition in this regard from other companies, research and academic institutions and government entities.

ITEM 2.   PROPERTIES
-------

On December 31, 1999, the Company's administrative offices, research laboratories and clinical manufacturing facilities comprised approximately 45,824 square feet, located in Salt Lake City, Utah. The lease covering 51,104 square feet of facilities expires March 31, 2000, with two five-year renewal options. In February 2000, the Company renegotiated the lease for 3 years with two three-year renewal options. The Company anticipates that its current facilities will meet the Company's research and development needs through 2000 and has an option to occupy the additional 5,280 square feet of space, if needed.

ITEM 3.   LEGAL PROCEEDINGS
-------

The Company is not party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------


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

                                High             Low
                               ------           ------

          Fiscal 1998:
          First Quarter        $21.75           $15.63
          Second Quarter        20.38            13.75
          Third Quarter         18.63            11.63
          Fourth Quarter        27.63            13.25

          Fiscal 1999:
          First Quarter        $29.38           $16.75
          Second Quarter        22.88            12.50
          Third Quarter         19.75             7.38
          Fourth Quarter        18.63             8.13


          As of March 21, 2000 there were approximately 178 holders of record of the Common Stock.

          The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of Anesta Corp. for the five years ended December 31, 1999 are derived from the audited financial statements and notes thereto of Anesta Corp., certain of which are included herein. The selected fianacial data should be read in conjunction with Anesta Corp.'s Financial Statements and the Notes thereto included elsewhere herein.

(In thousands, except per share data)
                                                                       1999          1998          1997        1996        1995
---------------------------------------------------------------------------------------------------------------------------------
Statement of             Revenues:
Operations Data:           Product sales                              $ 2,232         $ 193         $ 184      $   92      $   61
Years ended                Royalty revenue                                 62             6             5           3         102
December 31,               Contract research/license agreements         4,221           476                     1,503       1,514
                                                                     ---------   -----------   -----------  ----------  ---------
                             Total revenues                             6,515           675           189       1,598       1,677

                         Operating costs and expenses:
                           Cost of goods sold                             671            54            52          27          19
                           Royalties                                       34             3             3           3           3
                           Research and development                     9,840         8,627         7,889       8,304       5,228
                           Depreciation and amortization                  313           296           269         237         158
                           Marketing, general and administrative        9,017         8,586         6,368       3,537       2,219
                                                                     ---------   -----------   -----------  ----------  ---------

                         Loss from operations                         (13,360)      (16,891)      (14,392)    (10,510)     (5,950)
                         Non operating income, net                      3,892         1,190         1,845       1,820       1,250
                         Provision for income taxes                       (20)          (16)           (2)
                                                                     ---------   -----------   -----------  ----------  ----------
                         Loss before cumulative effect
                           of change in accounting                     (9,488)      (15,717)      (12,549)     (8,690)     (4,700)
                         Cumulative effect of change
                           in accounting                                                                                   (1,041)
                                                                     ---------   -----------   -----------  ----------  ----------
                         Net loss                                    $ (9,488)    $ (15,717)    $ (12,549)   $ (8,690)   $ (5,741)
                                                                     ---------   -----------   -----------  ----------  ----------
                         Basic and diluted loss per common share:
                           Loss before cumulative effect
                             of change in accouting                   $ (0.72)      $ (1.59)      $ (1.32)    $ (1.02)    $ (0.65)
                           Cumulative effect of change
                             in accounting                                                                                  (0.15)
                                                                     ---------   -----------   -----------  ----------  ---------

                         Net loss per common share                    $ (0.72)      $ (1.59)      $ (1.32)    $ (1.02)    $ (0.80)
                                                                     ---------   -----------   -----------  ----------  ---------

                         Weighted average shares outstanding           13,227         9,898         9,500       8,499       7,177
                                                                     ---------   -----------   -----------  ----------  ----------

------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:      Cash, cash equivalents,
At December 31,            certificate of deposit and
                           marketable debt securities                $ 72,818      $ 82,335      $ 29,676    $ 41,359    $ 21,844

                         Total assets                                  78,209        85,129        32,712      43,959      24,242
                         Long-term obligations, including
                           current portion                              2,000         1,750         2,000       1,350       1,516
                         Accumulated deficit                          (58,167)      (48,679)      (32,962)    (20,413)    (11,719)
                         Stockholders' equity                          72,426        80,019        29,198      41,115      21,677

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Anesta has two products that have been approved by the FDA, Actiq and Fentanyl Oralet, and a number of other product candidates in various stages of preclinical and clinical development. All of these products and product candidates use Anesta's proprietary OTS for drug delivery. Actiq is indicated only for the management of breakthrough cancer pain in patients with malignancies who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. Actiq was approved by the FDA in November 1998 and its commercial launch was in March 1999. Anesta's first product, Fentanyl Oralet, was developed for premedication before surgery or painful procedures in monitored anesthesia settings and was approved by the FDA in October 1993. Commercial sales of Fentanyl Oralet have not been and are not expected to be significant.

In March 2000, Anesta renegotiated the U.S. marketing rights for Actiq and Fentanyl Oralet with Abbott. Under terms of the agreements, Anesta will have primary responsibility for sales and marketing in the United States. As part of the renegotiation, Anesta will make cash payments to Abbott and is obligated to make on-going earn-out payments to Abbott until the end of the first patent covering oral transmucosal fentanyl citrate. Abbott will continue to manufacture Actiq and Fentanyl Oralet for Anesta in the U.S. for a period of 24 to 36 months, after which the right of Anesta to manufacture such products after such period of time. Anesta will recognize revenue when Abbott ships product against a customer order. Anesta's gross margin therefore is directly affected by Abbott's manufacturing costs. Anesta is also obligated to pay a small royalty on its sales of Actiq and Fentanyl Oralet to the UURF.

Effective April 2000, Anesta has responsibility for the sales and marketing of Actiq in the United States. To maintain and increase sales of the product, Anesta has retained a contract sales organization to recruit and retain a field sales organization to sell Actiq. In addition, Anesta has a regional medical liaison field organization which provides technical and clinical assistance to the field sales organization. Anesta will manage the field organizations and the marketing strategies and tactics with its internal sales and marketing group. These activities will significantly increase marketing, general and administrative expenses in the future.

In 1995, Anesta reacquired from Abbott commercial rights to all OTS fentanyl products, including Actiq and Fentanyl Oralet, outside the United States. Anesta intends to commercialize Actiq internationally through collaborations with corporate partners. Anesta has entered into collaborations with Ferrer for distribution in Spain and Portugal, with Lafon for distribution in France, with SWO in Scandinavia and with Elan in the other major western European markets and parts of Asia. Anesta is pursuing registration of Actiq in the United Kingdom, the largest cancer pain market in Europe, and if that registration is obtained, Anesta intends to seek approvals in other European Union countries under the European Union's mutual recognition process.

Anesta has devoted most of its resources since its inception in 1985 to the research and development of Fentanyl Oralet, Actiq and other product candidates, as well as the commercialization of Fentanyl Oralet and Actiq.

Results of Operations

Years Ended December 31, 1999, 1998 and 1997

Revenues. Total revenues increased by $5,840,000 or 865% during 1999 as compared to 1998 and $485,800 or 257% during 1998 as compared to 1997. The increase in 1999 is primarily a result of product sales subsequent to the launch of Actiq in the U.S. and upfront fees paid by Elan, Novartis, Lafon and SWO upon execution of their collaborative agreements. The increase in 1998 is primarily a result of a contract research payment made by Abbott upon FDA approval of Actiq and from upfront fees paid by Ferrer and Lafon upon execution of their collaborative agreements.

Operating Costs and Expenses. Research and development expenses increased by $1,213,000 or 14% during 1999 as compared to 1998 and increased by $738,600 or 9% during 1998 as compared to 1997. The increase in 1999 is primarily due to expenditures related to the filing for approval of Actiq with the MCA in the United Kingdom, filing of two IND applications and manufacturing clinical trial material. The increase in 1998 is primarily due to expenditures related to activities surrounding the approval of Actiq in the United States, filing two IND applications and manufacturing clinical trial material. The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development activities and clinical trial material manufacturing.

Depreciation expense increased by $13,000 or 5% during 1999 as compared to 1998 and $27,000 or 10% during 1998 as compared to 1997. The increase in 1999 and 1998 is due primarily to the Company's remodeling of additional facilities.

Marketing, general and administrative expenses increased by $434,000 or 5% during 1999 as compared to 1998 and by $2,218,000 or 35% during 1998 as compared to 1997. The increase in 1999 and 1998 is due primarily to higher expenditures for personnel, corporate development activities, European operations, marketing research and Actiq launch marketing activities. The Company expects that its marketing and general and administrative expenses will significantly increase in the future as a result of the increased support required for Actiq marketing and sales activities, European operations, including Actiq pre-launch activities in Europe and corporate development activities.

Non Operating Income (Expense). Interest income increased by $2,683,000 during 1999 as compared to 1998 and decreased $659,000 during 1998 as compared to 1997. The increase during 1999 is due to investment of funds received from the Company's secondary public offering completed in December of 1998. The decrease during 1998 compared to 1997 is primarily due to a reduction in the amount of invested funds. Interest expense decreased by $19,000 during 1999 as compared to 1998 and increased by $4,000 during 1998 as compared to 1997. The change in both years is primarily due to interest expense related to borrowings on the Company's revolving/term loan.

Income Taxes. The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years. The Company's ability to realize the benefit of the deferred tax asset related to its net operating loss and research and development tax credit carryforwards will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes a full valuation allowance should be provided (See Note 8 to Financial Statements).

Net Loss. As a result of the changes in total revenues, the changes in research and development expenditures and the increase in marketing, general and administrative activities and other factors discussed above, the net loss for 1999 was $9,488,000 or $0.72 per share as compared to $15,717,000 or $1.59 per share for 1998 and $12,549,000 or $1.32 per share for 1997.

Liquidity and Capital Resources

As of December 31, 1999, the Company had cash and cash equivalents totaling $11,746,000, $2,040,000 in a certificate of deposit used as collateral for a revolving/term loan and $59,032,000 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled

$72,818,000 as of December 31, 1999. In December 1998, the Company closed a secondary offering of 3,250,000 shares of common stock at an offering price of $21.25 per share resulting in net proceeds to the Company of $64,478,000. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company's use of cash in operating activities decreased by $2,824,000 during 1999 as compared to 1998 and increased by $1,451,000 during 1998 as compared to 1997. The changes in cash used is a direct result of the changes in total revenues, the increase in research and development expenditures, marketing, general and administrative activities and other factors discussed above.

During 1999, the Company made capital expenditures of $648,000 as compared to $108,000 and $895,000 in 1998 and 1997 respectively. The increase in capital expenditures in 1999 was due to the Company's remodeling of facilities. In order to finance the capital expenditures, the Company, in January 1995, secured a revolving/term loan in the amount of $1,500,000. This loan converted to a 10 year term loan on May 15, 1995. In March 1997, the Company borrowed an additional $800,000 and in July 1999 the Company borrowed an additional $500,000. During 1999 and 1998, the Company made principal payments of $250,000 and in 1997, the Company made a principal payment of $150,000. The loan is collateralized by a $2,040,000 certificate of deposit. During 1999, the Company realized cash proceeds of $2,108,000 relating to the exercise of stock options as compared to $1,928,000 and $615,000 in 1998 and 1997 respectively.

The Company's future capital requirements could be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research and development programs; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing patents; the time and costs involved in developing and maintaining collaborative research relationships; the costs associated with potential commercialization of its products; and administrative and legal costs. The Company believes that existing capital resources will be sufficient to meet the Company's capital needs through at least the end of 2001.

The Company believes that it is prudent to monitor existing cash balances in order to fund the activities which the Company believes are necessary to continue its growth. Therefore, the Company periodically evaluates market conditions and various financing alternatives for obtaining funds to augment existing cash balances.

New Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

                                 RISK FACTORS


Our Ability to Achieve Profitability Depends on the Success of Actiq

We must successfully commercialize Actiq to achieve profitability. Actiq uses a new method of oral transmucosal drug delivery and we cannot assure you that physicians or patients will use Actiq. Although Actiq was approved by the FDA in November 1998, and was commercially launched in March 1999, a limited number of patients have used Actiq, and it is uncertain whether additional patients will use patients will use Actiq to treat their breakthrough cancer pain. Recommendations and endorsements by influential physicians will be essential for market acceptance of Actiq, and we may not be able to obtain these recommendations and endorsements. In addition, many other factors influence the adoption of new pharmaceuticals, including marketing and distribution restrictions, adverse publicity, product pricing, and reimbursement by third party payors. Third party payors may not agree to reimburse patients for the cost of using Actiq. If Actiq does not achieve adequate sales, our business and financial condition would be materially and adversely affected.

Factors that will impact the commercial success of the product include:

 . Anesta's ability to develop its own sales and marketing capabilities;
 . Abbott's ability to manufacture sufficient quantities of Actiq while following strict regulatory requirements;
 . Physicians' willingness to prescribe Actiq for breakthrough cancer pain; and . Use of Actiq by cancer patients who suffer from breakthrough cancer pain.

We do not control some of these factors and cannot assure investors that Actiq will be successfully commercialized. We, along with Abbott, must make every effort through a comprehensive risk management program to reduce the inappropriate use of Actiq. These and other factors that may prevent successful commercialization of Actiq are discussed in greater detail in the risk factors that follow. If Actiq is not commercially successful, we will experience significant operating losses and our viability will be dependent upon developing other commercial products.

Lack of Sales and Marketing Experience

We have had no experience in selling and marketing products without collaborative partners. We have retained a contract sales organization to assist us in our sales force efforts for an initial period of one year. There can be no assurance that the sales efforts of the contract sales organization or our internal marketing and sales personnel will be successful in promoting the sale and use of Actiq. In particular, factors that may inhibit our efforts to commercialize Actiq without a strategic marketing partner include:

 . The inability of either our contract sales organization or us to recruit and retain adequate numbers of effective sales personnel;

 . The inability of sales personnel working on our behalf to gain access to or persuade adequate numbers of physicians treating cancer patients with breakthrough cancer pain to prescribe Actiq;
 . The lack of complementary products to be offered by sales personnel working on our behalf, which may put us at a competitive disadvantage against companies with broader product lines; and
 . Unforeseen costs associated with creating an independent sales force and marketing organization.

Marketing and sales efforts will be critical to the commercial success of Actiq and our Company. If we are not successful in establishing an effective sales force with our contract sales organization, our business will be materially and adversely affected.

We Depend on Abbott to Manufacture and Distribute Actiq

Abbott is currently the only approved commercial manufacturer of Actiq and Abbott has the exclusive right to distribute Actiq in the United States.

The manufacturing process for Actiq is strictly regulated by the FDA and involves certain supplies, such as child-resistant product packaging, that involve long lead times. Abbott may not be able to predict or respond to product demand for Actiq in a timely manner. Abbott and Anesta have the right to terminate our collaboration in certain circumstances, so even if Abbott does not perform in a satisfactory manner, we may not be able to seek another manufacturing partner for Actiq in the United States. We do not currently have adequate resources to distribute Actiq on our own. If Abbott does not satisfactorily perform under the supply agreement, our financial condition will be materially and adversely affected.

International Commercialization of Actiq Faces Significant Obstacles

We plan to commercialize Actiq internationally through collaborative relationships with foreign partners. We have limited foreign regulatory, clinical and commercial resources. We have entered into relationships with Ferrer for Spain and Portugal, with Lafon for France, with SWO for Scandinavia (Denmark, Finland, Iceland, Norway, and Sweden) and with Elan for Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Philippines, Switzerland, Taiwan, and the United Kingdom. These and other potential future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Existing or future collaborations with foreign partners may not be effective or profitable for us.

We will need to obtain approvals from the appropriate regulatory, pricing and reimbursement authorities to market Actiq internationally. We are currently seeking approval for Actiq in the United Kingdom and upon approval we plan to seek additional approvals in other European Union countries. We submitted the MAA in the United Kingdom in August 1999 and are awaiting the determination of the MCA. Pursuing foreign regulatory approvals will be time-consuming and expensive. We may not obtain any foreign regulatory approval for Actiq. The regulations can vary among countries and foreign regulatory authorities may require different or additional clinical trials than we conducted to obtain FDA approval for Actiq. In addition, adverse clinical trial results, such as death or injury due to side effects, could jeopardize not only foreign regulatory approval, but may also lead to marketing restrictions or product withdrawal in the United States. Actiq may also face foreign regulatory requirements applicable to controlled substances.

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

We Are Subject To Extensive Government Regulation

The FDA must approve our new products before they can be marketed in the United States. Before we can file a New Drug Application (NDA) with the FDA, the product candidate must undergo extensive clinical trials. The regulatory process is expensive and time consuming, and any NDA that we submit may not be approved. Our product candidates must also be approved by foreign governments before the product can be sold in other countries as discussed under the heading "International Commercialization of Actiq Faces Significant Obstacles" above.

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

Any products that we develop in the future will be subject to rigorous regulatory review. We may not be able to establish that any future products are safe and effective or obtain FDA approval. Regulatory concerns or changes could delay or prevent approval of new products. For example, the FDA imposed significant restrictions on Abbott's sales and distribution of Fentanyl Oralet in 1994 after it had approved the product. Although these restrictions were relaxed in 1996, we believe those restrictions limited the market acceptance of Fentanyl Oralet. As a part of the Actiq comprehensive risk management plan, all educational and promotional materials must be submitted to, and reviewed by, the FDA. Future restrictions on the marketing or sales of our products could limit sales. See "Business -- Government Regulation."

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

We Face Product Liability Risks and May Not Be Able To Obtain Adequate Insurance

The testing, marketing and sale of our products involves significant risks. We may be held liable for adverse reactions resulting from the use of our products. Our products involve a new method of delivery for potent drugs that requires greater precautions to prevent unintended use. For example, we have worked with Abbott to develop a specific risk management program for Actiq that is designed to prevent accidental ingestion by children, improper patient selection, diversion and abuse. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against us. We currently have clinical trial and product liability insurance with aggregate coverage of $10 million. We will seek to maintain and appropriately increase such insurance coverage as development and commercialization of our products progresses. Insurance may not be available at a reasonable cost or in sufficient amounts to protect us from liability claims. The obligation to pay any product liability claim in excess of our insurance coverage or the recall of any of our products could adversely affect our financial condition.

We Face Intense Competition and Technological Change

We face intense competition and technological change. Existing and future products, therapies, technological approaches and delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Actiq faces competition from inexpensive oral morphine tablets and quick-acting intravenous opioid delivery systems. Other technologies are being developed for rapidly delivering opioids to treat breakthrough pain, at least one of which is currently in clinical trials.

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

Our Ability to Develop Additional Products is Uncertain

Our future success depends, in part, on our ability to develop additional commercial products. While we have conducted clinical trials for OTS nicotine, OTS etomidate, OTS piroxicam, and OTS droperidol, we have not yet determined that these or other product candidates have medical benefits that justify the significant additional costs that would be necessary to commercialize them. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. If health insurance companies and other third party payors decide not to reimburse patients for purchasing our products, sales could be severely limited. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

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

Limited Manufacturing Experience

We have developed an alternative manufacturing method which we believe could lower costs and increase applicability to a variety of compounds. We have manufactured OTS products for clinical trials using this method. We intend to apply this new manufacturing method to produce products for foreign markets. However, we have never manufactured commercial quantities of our products using this or any other method. We have limited experience with regulatory approvals of manufacturing processes. This new method may prove to be too expensive, complex or unsuited for some applications and may not be approvable by the FDA or other regulatory authorities. We may not be able to develop a manufacturing process that produces adequate amounts of our products at an acceptable cost. The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards, which may significantly increase our costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA will require a new approval before the process could be used. Failure to develop our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them profitably.

We Will Need To Find Corporate Partners For Our New Products

To commercialize any of our current product candidates, we will need to establish relationships with corporate partners. We may seek an additional strategic partner to assist us in commercializing Actiq. Although we are developing our own marketing and sales capabilities for Actiq, we do not currently have the sales, marketing, manufacturing or distribution capabilities that would allow us to sell our products alone. As a result, we will need to develop relationships with companies that have these capabilities to commercialize any new products or develop the internal capabilities to perform these functions. We may not be able to find partners who will agree to sell and distribute our products on favorable terms, or at all. Even if we form corporate partnerships, those relationships may not be advantageous to us for a variety of reasons, including inadequate attention or resource commitments by the partner, management turnover, changing market conditions and competitive developments. If we are unable to form successful corporate partnerships for a product, we may be unable to commercialize that product profitably.

Our Success Depends On Protecting Our Intellectual Property

Our success will depend, in part, on our ability to obtain and protect patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and other countries. Our products are based on 14 U.S. and 112 foreign patents for the OTS, which are held by the University of Utah and its assignee, UURF. We have exclusive, world-wide licenses to these patents which cover the design and types of pharmaceutical compounds in our products. Our success depends on the continued validity of these patents. If either we or the UURF fail to file, prosecute or maintain any of the patents, our business could be severely damaged. We intend to file additional patent applications relating to our technology, products and processes. We will also direct the UURF to file any additional patent applications relating to the technology we have licensed. However, any of these patents or patent applications may be challenged, invalidated or circumvented by our competitors. These patents may also fail to provide meaningful competitive advantages to us. For example, another company may develop a way to deliver potent opioids in a more cost-effective manner than our products without infringing on our patents.

Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. For example, we are not aware of any third party intellectual property rights which would prevent our use of our new manufacturing method, although rights of this type may exist. We could be forced to either seek a license to intellectual property rights of others or alter our products or processes so that they no longer infringe on the proprietary rights of others. A license could be very expensive to obtain, or may not be available at all. Similarly, changing our products or processes to avoid infringing on the rights of others may be costly or impractical.

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

We Have Not Been Profitable and May Require Additional Financing

We have not been profitable since our inception in August 1985. As of December 31, 1999 we had an accumulated deficit of approximately $58.2 million. We expect to continue to incur losses through at least 2000. We may never realize significant revenues or be profitable. Factors that will influence our profitability include the success of Actiq, the development and commercialization of additional products, timing and difficulty of obtaining regulatory approvals and competition.

Most of our funding has come from research and development fees, licensing agreements and the sale of stock. We may have to raise additional funds through collaborative relationships or public and private financings. Additional financing may not be available on favorable terms, or at all. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted or the new equity purchasers may obtain terms that are better than those of our existing investors. Lack of financing may delay, reduce or eliminate some of our programs or force us to relinquish rights to technology, product candidates or products.

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

With the commercialization of Actiq and continued development of product candidates, our operations may expand in the future. Any significant growth will place demands on our management and operational resources. These demands may include hiring additional people, capital improvements and changing relationships with corporate partners. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls. Failure to properly manage our growth could result in loss of market opportunities and materially damage our financial condition.

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

ITEM 8.
-------
                       Report of Independent Accountants
                       ---------------------------------


To the Shareholders of Anesta Corp.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Anesta Corp. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Salt Lake City, Utah
February 18, 2000, except as to the
information presented in Note 14 for
which the date is March 13, 2000

                                 ANESTA CORP.

                                BALANCE SHEETS
                       as of December 31, 1999 and 1998
                                  ___________


   ASSETS                                            1999             1998
                                                 -------------   --------------


Current assets:
   Cash and cash equivalents                      $11,746,093      $55,889,226
   Current portion of certificate of deposit          340,000          255,000
   Marketable debt securities,
      available-for-sale                           59,031,849       24,661,040
   Accounts receivable                              1,956,357          276,476
   Prepaid expenses and other current assets          667,960          194,802
                                                 ------------    -------------
         Total current assets                      73,742,259       81,276,544
                                                 ------------    -------------


Property and equipment, at cost:

   Furniture and equipment                          1,099,529          947,598
   Leasehold improvements                           2,813,166        2,330,136
   Accumulated depreciation                        (1,447,484)      (1,151,126)
                                                 ------------    -------------
                                                    2,465,211        2,126,608
                                                 ------------    -------------



Other assets:

   Certificate of deposit                           1,700,000        1,530,000
   Other assets                                       301,327          196,202
                                                 ------------    -------------
                                                    2,001,327        1,726,202
                                                 ------------    -------------

         Total assets                             $78,208,797      $85,129,354
                                                 ------------    -------------




   LIABILITIES AND STOCKHOLDERS' EQUITY        1999                   1998
                                            ------------          ------------


Current liabilities:
   Accounts payable                         $    409,584          $  1,478,521
   Accrued liabilities:
      Accrued compensation                       655,870             1,117,909
      Other                                      139,062               236,783
   Current portion of unearned revenues          746,389               299,296
   Current portion of note payable               333,333               250,000
                                            ------------          ------------
         Total current liabilities             2,284,238             3,382,509

Unearned revenues                              1,831,759               227,500
Note payable                                   1,666,667             1,500,000
                                            ------------         -------------
         Total liabilities                     5,782,664             5,110,009
                                            -------------        --------------

Commitments (Note 11)


Stockholders' equity:
   Common stock, par value,
   $.001 per share; Authorized:
      35,000,000 shares; Issued:
      13,311,839 shares
      in 1999 and 13,054,934 shares
      in 1998                                     13,312                13,055
   Additional paid-in capital                130,742,839           128,634,691
   Accumulated deficit                       (58,166,809)          (48,679,075)
   Accumulated other comprehensive
   income (loss)                                (163,209)               50,674
                                           -------------         -------------
         Total stockholders' equity           72,426,133            80,019,345
                                           -------------         -------------
         Total liabilities and
         stockholders' equity               $ 78,208,797          $ 85,129,354
                                          --------------         --------------

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.

                           STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
             for the years ended December 31, 1999, 1998 and 1997
                                   ________

                                                                           1999             1998             1997
                                                                       -----------     -------------     ------------
Revenues:
   Product sales                                                       $ 2,231,732     $     193,531     $    183,752
   Royalty revenue                                                          62,275             5,744            5,449
   Revenues from contract research/license agreements                    4,221,148           475,704
                                                                       -----------     -------------     ------------

     Total revenues                                                      6,515,155           674,979          189,201
                                                                       -----------     -------------     ------------

Operating costs and expenses:
   Cost of goods sold                                                      671,366            53,804           52,082
   Royalties                                                                34,410             2,989            2,838
   Research and development                                              9,840,204         8,627,606        7,889,021
   Depreciation                                                            309,652           296,241          269,595
   Marketing, general and administrative                                 9,019,525         8,585,679        6,368,094
                                                                       -----------     -------------     ------------

     Total costs and expenses                                           19,875,157        17,566,319       14,581,630
                                                                       -----------     -------------     ------------

     Loss from operations                                              (13,360,002)      (16,891,340)     (14,392,429)

Non operating income (expense):
   Interest income                                                       4,016,267         1,333,597        1,992,739
   Interest expense                                                       (124,289)         (142,916)        (139,407)
   Other                                                                       459               201           (8,215)
                                                                       -----------     -------------     ------------

     Loss before provision for income taxes                             (9,467,565)      (15,700,458)     (12,547,312)

Provision for income taxes                                                 (20,169)          (16,411)          (1,741)
                                                                       -----------     -------------     ------------

     Net loss                                                           (9,487,734)      (15,716,869)     (12,549,053)
                                                                       -----------     -------------     ------------

Other comprehensive income (loss):
     Foreign currency translation adjustment                                (8,754)           15,604
     Unrealized gain (loss) on marketable debt
      securities, available-for-sale                                      (205,129)           26,663            9,710
                                                                       -----------     -------------     ------------

        Total other comprehensive income (loss)                           (213,883)           42,267            9,710
                                                                       -----------     -------------     ------------

        Comprehensive loss                                             $(9,701,617)    $ (15,674,602)    $(12,539,343)
                                                                       ===========     =============     ============

Basic and diluted loss per common share (Note 13)--

   Net loss per common share                                           $     (0.72)    $       (1.59)    $      (1.32)
                                                                       ===========     =============     ============

Weighted average shares outstanding                                     13,226,637         9,897,978        9,500,055
                                                                       ===========     =============     ============

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           for the period from January 1, 1997 to December 31, 1999
                                   _________

                                                                  Common Stock
                                                      ------------------------------------
                                                                              Additional    Accumulated   Treasury Stock
                                                                                                         -----------------
                                                        Shares    Amount   Paid-in Capital    Deficit    Shares    Amount
                                                      ----------  -------  ---------------  -----------  ------    -------
Balance at January 1, 1997                             9,440,129  $ 9,440  $    61,531,623 ($20,413,153) $  345    ($4,226)

Exercise of stock options for cash and stock             105,716      105          530,788
Issuance of stock under stock
   purchase plan                                           5,965        6           84,054
Retirement of treasury stock in July 1997                   (345)                   (4,226)                (345)     4,226
Collection on notes receivable from
   issuance of common stock
Other comprehensive income
1997 net loss                                                                               (12,549,053)
                                                      ----------  -------  ---------------  -----------  ------    -------

Balance at December 31, 1997                           9,551,465    9,551       62,142,239  (32,962,206)      -          -

Exercise of stock options for cash and stock             244,300      245        1,889,684
Issuance of common stock for
   cash on December 17, 1998
   (at $21.25 per share), net of
   offering costs of $4,584,067                        3,250,000    3,250       64,475,183
Issuance of stock under stock
   purchase plan                                           9,169        9          127,585
Other comprehensive income
1998 net loss                                                                               (15,716,869)
                                                      ----------  -------  ---------------  -----------  ------    -------

Balance at December 31, 1998                          13,054,934   13,055      128,634,691  (48,679,075)      -          -

Exercise of stock options for cash and stock             250,178      250        2,016,521
Issuance of stock under stock
   purchase plan                                           6,727        7           91,627
Other comprehensive loss
1999 net loss                                                                                (9,487,734)
                                                      ----------  -------  ---------------  -----------  ------    -------

Balance at December 31, 1999                          13,311,839  $13,312  $   130,742,839 ($53,166,809)      -          -
                                                      ==========  =======  ===============  ===========  ======    =======

                                                       Notes
                                                    Receivable      Accumulated
                                                   from Issuance       Other
                                                     of Common      Comprehensive
                                                       Stock        Income (Loss)         Total
                                                   -------------    -------------      ------------
Balance at January 1, 1997                               ($7,000)         ($1,303)     $ 41,115,381

Exercise of stock options for cash and stock                                                530,893
Issuance of stock under stock
   purchase plan                                                                             84,060
Retirement of treasury stock in July 1997
Collection on notes receivable from
   issuance of common stock                                7,000                              7,000
Other comprehensive income                                                  9,710             9,710
1997 net loss                                                                           (12,549,053)
                                                   -------------    -------------      ------------

Balance at December 31, 1997                                   -            8,407        29,197,991

Exercise of stock options for cash and stock                                              1,889,929
Issuance of common stock for
   cash on December 17, 1998
   (at $21.25 per share), net of
   offering costs of $4,584,067                                                          64,478,433
Issuance of stock under stock
   purchase plan                                                                            127,594
Other comprehensive income                                                 42,267            42,267
1998 net loss                                                                           (15,716,869)
                                                   -------------    -------------      ------------

Balance at December 31, 1998                                   -           50,674        80,019,345

Exercise of stock options for cash and stock                                              2,016,771
Issuance of stock under stock
   purchase plan                                                                             91,634
Other comprehensive loss                                                 (213,883)       (9,701,617)
1999 net loss                                                                                     -
                                                   -------------    -------------      ------------

Balance at December 31, 1999                                   -        ($163,209)     $ 72,426,133
                                                   =============    =============      ============

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                                   ________

                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                               $ (9,487,734)   $(15,716,869)   $(12,549,053)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                              309,652         296,241         269,595
     (Gain) Loss on retirement of assets                          (332)          3,823          12,245
     Increase (decrease) due to changes in:
      Accounts receivable                                   (1,679,882)       (193,613)        402,785
      Prepaid expenses and other current assets               (473,159)        233,688        (136,507)
      Other assets                                            (105,124)          9,067         (89,796)
      Accounts payable                                      (1,068,937)        728,436         (85,299)
      Accrued liabilities                                     (559,760)        624,715         105,454
      Unearned revenues                                      2,051,352         176,796
                                                          ------------    ------------    ------------
       Net cash used in operating activities               (11,013,924)    (13,837,716)    (12,070,576)
                                                          ------------    ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                       (648,411)       (108,186)       (894,791)
   Proceeds from sale of assets                                    489              50           1,621
   Purchases of marketable debt securities,
     available-for-sale                                    (79,553,714)    (28,925,882)    (12,754,249)
   Maturities and sales of marketable debt securities,
     available-for-sale                                     44,977,776      22,167,216      12,062,198
   Purchase of certificate of deposit                                                         (816,000)
   Proceeds from maturity of certificate of deposit           (255,000)        255,000         153,000
                                                          ------------    ------------    ------------
       Net cash used in investing activities               (35,478,860)     (6,611,802)     (2,248,221)
                                                          ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                     500,000                         800,000
   Principal payments on notes payable                        (250,000)       (250,000)       (150,000)
   Net proceeds from issuance of common stock                2,108,405      66,812,375         614,954
   Collections on notes receivable from
     issuance of common stock                                                                    7,000
                                                          ------------    ------------    ------------
       Net cash provided by financing activities             2,358,405      66,562,375       1,271,954
                                                          ------------    ------------    ------------

Effect of exchange rate changes on cash                         (8,754)         15,604
                                                          ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (44,143,133)     46,128,461     (13,046,843)
Cash and cash equivalents at beginning of period            55,889,226       9,760,765      22,807,608
                                                          ------------    ------------    ------------
Cash and cash equivalents at end of period                $ 11,746,093    $ 55,889,226    $  9,760,765
                                                          ============    ============    ============


Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                 $    129,714    $    144,035    $    136,715
   Cash paid during the year for taxes                          20,169          16,411           1,741

                    The accompanying notes are an integral
                      part of these financial statements

                         NOTES TO FINANCIAL STATEMENTS

                                   ________


1.   Significant Accounting Policies:

Description of the Business

Anesta Corp. is involved in the development of new pharmaceutical products for oral transmucosal drug administration. Since its inception in August 1985, Anesta has been a development stage company. However, during the fourth quarter of 1999, Anesta began generating sales from its principal product, Actiq, and accordingly is no longer in the development stage. The Company's products are based on its proprietary OTS for drug delivery. Anesta's principal product is Actiq, an OTS fentanyl product, which was approved by the FDA on November 4, 1998.

Revenues recognized to date represent revenues under research and development contracts, license agreements and sales of the Company's products, Fentanyl Oralet and Actiq. The Company's ability to achieve profitability depends in part upon its ability alone, or with others, to commercialize successfully these products, to complete development of its proposed products, to obtain required regulatory approvals and to manufacture and market such proposed products.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Substantially all of the Company's cash and cash equivalents are held in two financial institutions in San Francisco, California.

Marketable Debt Securities

The Company's marketable debt securities are classified as available-for-sale and carried at market value, with the unrealized gain or loss reflected as a component of other comprehensive income (loss). Gross realized gains and losses, with cost determined using the specific identification method, have not been material.

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

                                   ________

1.   Significant Accounting Policies (Continued):

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

Revenue Recognition

The Company recognized revenues from contract research and license agreements based on qualifying expenditures. Where applicable, revenues from the licensing of Anesta's technology, including milestone payments under license agreements, are deferred and recognized on a straight-line basis over the defined period in the related license agreement. Research and development expense in the accompanying statements of operations and comprehensive loss includes funded and unfunded amounts. Revenue from the sale of products manufactured by Abbott is recognized when Abbott ships product against a customer order.

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

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

                                   ________

2. Marketable Debt Securities:

The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1999, are as follows:

                                                         Gross        Gross       Estimated
                                                       Unrealized   Unrealized      Market
                                            Cost         Gains        Losses        Value
                                         -----------   ----------   ----------   -----------
     Commercial Paper                    $22,151,274   $    6,453                $22,157,727
     Corporate Term Notes                 15,824,568                $  (73,244)   15,751,324
     Federal Home Loan Bank Notes          8,500,194                   (35,669)    8,464,525
     Certificates of Deposit               6,008,717                   (14,877)    5,993,840
     Federal National Mortgage Notes       4,985,522                   (46,772)    4,938,750
     U.S. Treasury Note                    1,006,890                    (5,950)    1,000,940
     Accrued Interest                        724,743                                 724,743
                                         -----------   ----------   ----------   -----------

                                         $59,201,908   $    6,453   $ (176,512)  $59,031,849
                                         -----------   ----------   ----------   -----------

The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1999, by contractual maturity, are shown below:

                                                            Estimated
                                                             Market
                                                 Cost        Value
                                              -----------  -----------
     Due in one year or less                  $51,402,038  $51,287,805
     Due after one year through five years      7,799,870    7,744,044
                                              -----------  -----------

                                              $59,201,908  $59,031,849
                                              -----------  -----------

The cost and estimated market value of marketable debt securities, available-for-sale at December 31, 1998, are as follows:

                                                         Gross        Gross        Estimated
                                                      Unrealized    Unrealized      Market
                                            Cost         Gains        Losses         Value
                                        -----------   ----------    ----------    -----------
     Corporate Term Notes               $15,698,462   $   14,750                  $15,713,212
     Federal Home Loan Bank Notes         4,499,584       12,961                    4,512,545
     Federal National Mortgage Notes      2,967,280        5,540                    2,972,820
     Certificates of Deposit                999,537        1,663                    1,001,200
     Commercial Paper                       261,638          156                      261,794
     Accrued Interest                       199,469                                   199,469
                                        -----------   ----------    ----------    -----------

                                        $24,625,970   $   35,070                  $24,661,040
                                        -----------   ----------    ----------    -----------

                                   ________


3. Related Party Transactions:

The Company paid expenses of $314,108, $250,368 and $284,030 in 1999, 1998 and
1997, respectively, to the Stanley Research Foundation for preclinical and clinical research. The Stanley Research Foundation and its principal trustee are shareholders of the Company.

4. Note Payable:

The note payable at December 31, 1999 and 1998 is comprised of the following:

                                                                    1999         1998
                                                                    ----         ----
     Term note payable to a bank with interest
       payable monthly at 7%.  Principal payments of
       $333,333 are due each July through July 2005.
       The note is collateralized by a certificate of deposit
       in the amount of $2,040,000 at December 31, 1999.         $2,000,000   $1,750,000

            Current portion                                        (333,333)    (250,000)
                                                                 ----------   ----------

            Long-term portion                                    $1,666,667   $1,500,000
                                                                 ----------   ----------

The Company's note payable matures in periods ending December 31, as follows:

               2000          $  333,333
               2001             333,333
               2002             333,333
               2003             333,333
               Thereafter       666,667
                             ----------
                             $2,000,000
                             ----------

Rates currently available to the Company for notes payable with similar terms and maturities are used to estimate the fair value of notes payable. At December 31, 1999 and 1998, the carrying value of the note payable approximates fair value.

                                   ________

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

Under the 1989 Plan, NQSOs to purchase a total of 250,000 shares were authorized for issuance, of which none were outstanding and exercisable at December 31, 1999. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

At the 1997 annual meeting, stockholders approved an amendment to the 1993 Plan to increase the number of shares authorized for issuance from an aggregate of 750,000 shares to an aggregate of 1,500,000 shares. At the 1998 annual meeting, stockholders approved an amendment to the 1993 Plan to increase the number of shares authorized for issuance from an aggregate of 1,500,000 shares to an aggregate of 1,850,000 shares. At the 1999 annual meeting, stockholders approved an amendment to the 1993 Plan to increase the number of shares authorized for issuance from an aggregate of 1,850,000 shares to an aggregate of 2,400,000 shares. As of December 31, 1999, 1,539,579 options were outstanding and 726,952 options were exercisable. All options have been granted at the market price of the Company's common stock at the date of grant. The ISOs and NQSOs vest over a period not to exceed four years from the date of grant and terminate from five to ten years from the date of grant.

At the 1997 annual meeting, stockholders approved an amendment to the Non-Employee Directors' Plan to increase the annual non-discretionary grant made to each non-employee director by 3,500 shares, from 1,500 shares to 5,000 shares. At the 1998 annual meeting, stockholders approved an amendment to the Non-Employee Directors' Plan to increase the non-discretionary grant made to each newly elected non-employee director from 10,000 shares to 15,000 shares, to grant 2,000 shares per year to each non-employee director serving as a committee chair, and to grant 400 shares to each non-employee director for each meeting of the Board of Directors attended in person or by teleconference. At the 1999 annual meeting, stockholders approved an amendment to the Non-Employee Directors' Plan to increase the number of shares authorized for issuance from an aggregate of 150,000 shares to an aggregate of 350,000 shares. At December 31, 1999, 105,800 options were outstanding and 42,282 options were exercisable. All options have been granted at the market price of the Company's common stock at the date of grant. The NQSOs vest over a period not to exceed four years from the date of grant and terminate five years from the date of grant.

The Company has granted NQSOs to purchase shares on an individual basis and not under a plan, on terms similar to the 1989 Plan. At December 31, 1999, 7,800 options were outstanding and 7,800 options were exercisable.

                                   ________


5. Stock Based Compensation Plan (Continued):

The Company has adopted the disclosure provisions of SFAS No. 123. Under these provisions, the Company is allowed to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized as options are granted to employees and directors at the stock's then market price. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the option plans as recommended by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                     1999           1998           1997
                                 ------------   ------------   ------------
  Net loss          As reported  $ (9,487,734)  $(15,716,869)  $(12,549,053)
                    Pro forma    $(13,185,307)  $(16,617,806)  $(13,282,846)

  Loss per share    As reported  $      (0.72)  $      (1.59)  $      (1.32)
                    Pro forma    $      (1.00)  $      (1.68)  $      (1.40)

  NOTE: Basic and diluted loss per share are the same.

The pro forma compensation expense may not be representative of such expense in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 77 -- 81 percent, risk-free interest rates of 4.4 -- 7.1 percent, expected lives of 0.01 -- 10.0 years, and a dividend yield of zero for all years.

Changes in all outstanding options are as follows:

                                                1999                      1998                       1997
                                    -------------------------  -------------------------  -------------------------
                                    Shares   Weighted-Average  Shares   Weighted-Average  Shares   Weighted-Average
Fixed Options                        (000)    Exercise Price    (000)    Exercise Price    (000)    Exercise Price
                                    ------   ----------------  ------   ----------------  ------   ----------------
Outstanding at beginning of year     1,527       $ 12.18        1,341       $ 10.86        1,002       $  8.63
Granted                                462         11.50          479         13.70          458         14.48
Exercised                             (261)         8.41         (246)         7.82         (110)         5.48
Forfeited                              (74)        14.00          (47)        12.84           (9)        13.16
                                    ------       -------       ------       -------       ------       -------
Outstanding at end of year           1,653       $ 12.51        1,527         12.18        1,341       $ 10.86
                                    ======       =======       ======       =======       ======       =======

Options exercisable at year-end        777                        659                        536
Weighted-average fair value of
 options granted during the year    $ 8.63                     $11.00                     $11.96

                                   ________

5. Stock Based Compensation Plan (Continued):

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                            Weighted-
                              Number         Average         Weighted-         Number
          Range of          Outstanding     Remaining         Average      Exercisable at  Weighted-Average
      Exercise Prices       at 12/31/99  Contractual Life  Exercise Price     12/31/99      Exercise Price
    -------------------     -----------  ----------------  --------------  --------------  ----------------
     $5.0376 - $ 7.5563          30,032        0.2  years  $         5.25          30,032  $           5.25
     $7.5564 - $10.0750           3,800        1.8                   9.30           3,000              9.25
    $10.0751 - $12.5938       1,039,130        7.3                  11.30         449,704             11.31
    $12.5939 - $15.1125         359,093        7.6                  13.87         208,232             13.83
    $15.1126 - $17.6313         183,124        6.0                  16.55          67,942             16.50
    $17.6314 - $20.1500          30,000        4.5                  18.57          16,248             18.64
    $20.1501 - $22.6688           4,800        4.1                  21.06             804             21.19
    $22.6689 - $25.1875           3,200        3.9                  23.97           1,072             23.97
                            -----------  ----------------  --------------  --------------  ----------------

                              1,653,179        7.0         $        12.51         777,034  $          12.37
                            ===========  ================  ==============  ==============  ================

In November 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of the Company. Participants may use up to 10% of their compensation to purchase the Company's common stock at the end of each year at a price equal to 85% of the lower of the beginning or ending stock price in the plan period. As of December 31, 1999, there were 208,917 shares available for issuance under the Purchase Plan. Compensation expense under the fair value method of SFAS No. 123 is not significant relative to shares purchased under the Purchase Plan for 1999, 1998 and 1997.

6. Capital Stock:

The Company has 1,000,000 shares of authorized voting preferred shares with a par value of $.001. At December 31, 1999 and 1998 there were no voting preferred shares issued and outstanding. At the 1999 Annual Meeting, stockholders approved an increase in authorized common stock from aggregate 15,000,000 shares to an aggregate of 35,000,000 shares.

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

The license expires on the date of the last expiring patent, which occurs in 2014.

                                   ________

8. Income Taxes:

As of December 31, 1999, net operating losses (NOLs) totaling approximately $58.6 million are available to offset future taxable income, and research and development (R&D) tax credits totaling approximately $1,381,000 are available to offset future tax liabilities. The NOLs and the R&D tax credit carryforwards expire from 2002 to 2020.

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

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, the Company believes that a full valuation allowance should be provided. The valuation allowance increased $3,903,000 during 1999, $7,274,000 during 1998 and $5,170,000 during
1997 primarily as a result of the increase in net operating loss carryforwards.

The components of the net deferred tax asset as of December 31, 1999 and 1998 under SFAS 109 are as follows:

                                                      1999            1998
                                                      ----            ----

     Deferred tax assets (liabilities):
      Net operating loss carryforwards            $ 21,869,000    $ 18,182,000
      Charitable contribution
       carryforwards                                    80,000          64,000
      Research and development tax
      credit carryforwards                           1,381,000       1,111,000
      Depreciation                                     106,000         228,500
      Book/tax difference related to
      license agreements                               759,000         713,500
      Other                                                  -          (7,000)
      Valuation allowance                          (24,195,000)    (20,292,000)
                                                  ------------    ------------
      Net deferred tax asset                      $          -    $          -
                                                  ------------    ------------

                                   ________


9. Research and Development:

In December 1989, the Company entered into a research and development, license, supply and distribution agreement with Abbott. Under the agreement as amended, the Company granted to Abbott the exclusive right to make, use and sell in the U.S., oral transmucosal products resulting from technology owned or licensed by the Company, consisting of Oral Transmucosal Fentanyl Citrate (OTFC/(R)/) or other central nervous system acting drugs or intermediates thereof used for premedication, sedation, analgesia, diagnostic procedures, emergency room procedures, post-operative pain, burn treatment or cancer-related pain management. The first product developed under this agreement is being marketed for use in surgical premedication and for sedation/analgesia prior to diagnostic or therapeutic procedures in hospital settings under Abbott's trademark Fentanyl Oralet. The second product under the agreement is being marketed for breakthrough cancer pain under Anesta's trademark Actiq (See Note 14).

Under the Company's agreements with Abbott, Abbott manufactures Anesta's OTS fentanyl product line (Fentanyl Oralet and Actiq) and sells these products to the Company at a price which reflects Abbott's cost of manufacturing. The Company then sells the products to Abbott at a price related to Abbott's selling price which results in a gross profit to the Company ranging from approximately 40-70%. In addition, the Company is entitled to receive a royalty from OTS fentanyl product sales by Abbott.

By agreement, Abbott committed and paid a total of $10.05 million to the Company to fund the clinical development of and to obtain the regulatory approval for Fentanyl Oralet and Actiq. During 1998 and 1997 the Company received $300,000 and $375,000, and incurred $9,862,933 and $7,834,457 of costs relating to the agreements, respectively. Revenue of $300,000 related to the agreements was recognized in 1998. In connection with such development funding, Abbott was granted, and has exercised, warrants to purchase 1,202,840 shares of the Company's common stock at prices ranging from $1.00 to $2.40 per share.

                                   ________


10. Unearned Revenues:

Effective August 31, 1995, the Company entered into an amendment to a prior agreement between Abbott International (A.I.) and the Company to provide the Company the right to terminate or cause to become nonexclusive A.I.'s license rights to OTS fentanyl products in one or more countries in the world except the U.S. The amendment also eliminated $100,000 of the $450,000 of unearned revenue, which amount was recognized as royalty revenue during the year ended December 31, 1995. In January 1998, the Company exercised its right to terminate A.I.'s license rights to OTS fentanyl products in all countries in the world except the U.S. However, Abbott has agreed to be the Company's contract manufacturer and if requested by the Company, both parties have agreed to consult with each other regarding product supply by Abbott to any Anesta licensee.

On January 28, 1998, the Company announced the signing of an exclusive agreement with Ferrer for the marketing, sales and distribution of Anesta's OTS fentanyl product line, including Actiq, in Spain and Portugal. Under terms of the agreement, Ferrer made a payment to the Company in 1998, a portion of which will be recognized as revenue in future years over the term of the agreement. The OTS fentanyl product line will be manufactured for Ferrer by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 2000. Ferrer is a leading private Spanish pharmaceutical company.

On June 4, 1998, the Company announced the signing of an exclusive agreement with Lafon for the marketing, sales and distribution of Anesta's OTS fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon made payments to the Company in 1998, a portion of which will be recognized as revenue in future years. The OTS fentanyl product line will be manufactured for Lafon by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 2000. Lafon is a leading private French pharmaceutical company.

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

On May 6, 1999, the Company announced the signing of an exclusive agreement with SWO for the marketing, sales and distribution of Anesta's OTS fentanyl product line, including Actiq, for Scandinavia (Denmark, Finland, Iceland, Norway, and Sweden). Under terms of the agreement, SWO made a payment to the Company which was recognized as revenue. The OTS fentanyl product line will be manufactured for SWO by Anesta, however, the Company does not believe commercial manufacturing will begin before December 31, 2000. SWO is a leading private Swedish pharmaceutical company.

On October 6, 1999, the Company announced the signing of an exclusive agreement with Elan for the marketing, sales and distribution of Anesta's OTS fentanyl product line, including Actiq, for Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Philippines, Switzerland, Taiwan, and the United Kingdom. Under terms of the agreement, Elan made payments to the Company, a portion of which will be recognized as revenue in future years over the term of the agreement. The OTS fentanyl product line will be manufactured for Elan by Anesta. Elan is a leading public Irish pharmaceutical company.

                                   ________


11. Leases:

In December 1994, the Company entered into a five year operating lease agreement for a building which has two additional five-year renewal options. In February 2000, the Company renegotiated this lease for three years with two additional three-year renewal options. During 1999, 1998 and 1997 the Company also entered into operating lease agreements for furniture and equipment.

Future minimum rental payments under operating leases as of December 31, 1999 are as follows:

               2000    $1,345,180
               2001     1,213,192
               2002       913,973
               2003       271,264
                       ----------
                       $3,743,609
                       ----------

Total expense under operating lease agreements for 1999, 1998 and 1997 was $1,285,841, $944,856, and $726,763, respectively.

12. Employee Benefits:

In October 1995, the Board of Directors approved the adoption of a 401(k) Retirement Plan (the "401(k) Plan") effective January 1, 1996. Under the terms of the 401(k) Plan, all employees who are at least 21 years of age are eligible to participate. Participants may contribute up to 25% of their annual compensation to the 401(k) Plan, subject to statutory limitations. The Company may make discretionary matching contributions to the 401(k) Plan equal to 25 percent of participant contributions up to 6% of participant compensation. For 1999, 1998 and 1997, the Company declared and paid discretionary matching contributions to the 401(k) Plan in the amount of $57,849, $52,959 and $40,784, respectively.

13. Computation of Diluted Loss Per Share:

As of December 31, 1999, options to purchase 1,653,179 shares of common stock at prices between $5.25 and $28.19 per share were outstanding. As of December 31, 1998, options to purchase 1,526,940 shares of common stock at prices between $5.25 and $25.19 per share were outstanding. As of December 31, 1997, options to purchase 1,340,230 shares of common stock at prices between $0.80 and $19.25 were outstanding. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

14. Subsequent Events:

In March 2000, Anesta renegotiated the U.S. marketing rights for Actiq and Fentanyl Oralet with Abbott. Under terms of the agreements, effective April 2000 Anesta will have responsibility for sales and marketing in the United States. As part of the renegotiation, Anesta will make cash payments to Abbott and is obligated to make on-going earn-out payments to Abbott until the end of the first patent covering oral transmucosal fentanyl citrate. Abbott will continue to manufacture Actiq and Fentanyl Oralet for Anesta in the U.S. for a period of 24 to 36 months, after which the right of Anesta to manufacture such products after such period of time. Anesta will recognize revenue when Abbott ships product against a customer order. Anesta's gross margin therefore is directly affected by Abbott's manufacturing costs. Anesta is also obligated to pay a small royalty on its sales of Actiq and Fentanyl Oralet to the UURF.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------
          FINANCIAL DISCLOSURES

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

          Incorporated by reference to the sections of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Proposal 1--Election of Directors," and "Management."

ITEM 11.  EXECUTIVE COMPENSATION
-------

          Incorporated by reference to the section of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

          Incorporated by reference to the section of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

          Incorporated by reference to the section of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Certain Transactions."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

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

          (b)       Reports on Form 8-K

                    None.

          (c)       Exhibits

                    Exhibit
                    Number         Description
                    ------         -----------

                    3.1**     Amended and Restated Certificate of Incorporation
                              of Registrant.
                    3.2**     Bylaws of Registrant.
                    4.1**     Specimen stock certificate.
                    4.2**     Reference is made to Exhibits 3.1 and 3.2.
                    10.1**    Form of Indemnity Agreement entered into directors
                              and executive between the Registrant and its
                              officers.
                    10.2**    Registrant's 1993 Stock Option Plan.
                    10.3**    Form of Incentive Stock Option Agreement under the
                              1933 Stock Option Plan, with related Schedule.
                    10.4**    Form of Nonstatutory Stock Option Agreement under
                              the 1993 Stock Option Plan.
                    10.5**    Employee Stock Purchase Plan and related offering
                              document.

                    10.6**         Technology License Agreement between the
                                   Registrant and the University of Utah
                                   Research Foundation, dated as of September
                                   16, 1985, as amended through December 3,
                                   1993. (With certain portions in brackets
                                   deleted)
                    10.7**         Research and Development, License, Supply and
                                   Distribution Agreement between the Registrant
                                   and Abbott Laboratories, dated as of December
                                   27, 1989, as amended through December 30,
                                   1992. (With certain portions in brackets
                                   deleted)
                    10.8**         Agreement between the Registrant and Abbott
                                   International Ltd., dated as of February 28,
                                   1991, as amended through September 16, 1991.
                                   (With certain portions in brackets deleted)
                    10.9**         Agreement between the Registrant, Stanley
                                   Research Foundation and TheraTech, Inc.,
                                   dated as of December 3, 1990. (With certain
                                   portions in brackets deleted)
                    10.10**        Northgate Business Center Lease between the
                                   Registrant and Medforte Research Foundation,
                                   dated as of October 1, 1990, as amended
                                   through May 1, 1993.
                    10.11**        1993 Non-Employee Directors' Stock Option
                                   Plan.
                    10.12**        Registration Rights Agreement between
                                   Registrant and certain stockholders named
                                   therein.
                    10.13***       Wiley Post Plaza Lease between the Registrant
                                   and Asset Management Services, dated as of
                                   December 7, 1994.
                    10.14****      Letter Agreement dated August 31, 1995,
                                   between the Company and Abbott Laboratories.
                    10.15****      Amendment to Agreement dated August 31, 1995,
                                   between the Company and Abbott International,
                                   Ltd.
                    10.16****      Funding Agreement dated September 8, 1995,
                                   between the Company and Abbott Laboratories.
                    10.17+         Option Agreement dated February 15, 1999
                                   between the Company and Novartis Consumer
                                   Health, Inc.
                    10.18+         Distribution, License and Supply Agreement
                                   dated December 7, 1999 between the Company and Elan Pharma International Limited.
                    11.1****       Statement regarding calculation of net income
                                   (loss) per share.
                    23.1           Independent Accountants' Consent Letter
                    24.1           Power of Attorney. Reference is made to page
                                   58.
                    27.1           Financial Data Schedule.

____________________

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

                                 ANESTA CORP.
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, State of Utah, on the 30th day of March, 2000.

                               ANESTA CORP.


                            By /s/ Thomas B. King
                               ----------------------------------------------
                               Thomas B. King
                               President, Chief Executive Officer and Director

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

         Signature                   Title                         Date
         ---------                   -----                         ----


     /s/ Thomas B. King       President, Chief Executive         March 30, 2000
-----------------------------
Thomas B. King                Officer and Director (Principal
                              Executive Officer)


     /s/ William C. Moeller   Chairman of the Board and          March 30, 2000
-----------------------------
William C. Moeller            Treasurer


     /s/ Theodore H. Stanley  Founding Chairman of the Board     March 30, 2000
-----------------------------
Theodore H. Stanley, M.D.


     /s/ Roger P. Evans       Vice President, Finance and        March 30, 2000
-----------------------------
Roger P. Evans, CPA           Administration (Principal
                              Financial and Accounting
                              Officer)


     /s/ Emanuel M. Papper    Director                           March 30, 2000
-----------------------------
Emanuel M. Papper, M.D., Ph.D.

         Signature                   Title                         Date
         ---------                   -----                         ----


     /s/ Daniel L. Kisner     Director                           March 30, 2000
-----------------------------
Daniel L. Kisner, M.D.


     /s/ Richard P. Urfer     Director                           March 30, 2000
-----------------------------
Richard P. Urfer


     /s/ Richard H. Leazer    Director                           March 30, 2000
-----------------------------
Richard H. Leazer