Form 10-Q/A
period 2000-03-31
ANESTA CORP /DE/
filed 2000-05-26
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934.  For the quarterly period ended March 31, 2000.

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934. For the transition period from ______ to ______.

                            Commission File Number
                                    0-23160

                                 Anesta Corp.
            (Exact name of registrant as specified in its charter)

           Delaware                                     87-0424798
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                              4745 Wiley Post Way
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
Yes      X      No
     ---------    ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .

     Common Stock $.001 par value                     13,395,666
                                             Outstanding at May 10, 2000

                                 ANESTA CORP.
                                     INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
                                                                       --------
Balance Sheets -
     March 31, 2000 (unaudited) and December 31, 1999                      2

Statements of Operations and Comprehensive Loss -
     for the three months ended March 31, 2000 and
     1999 (unaudited)                                                      3

Statements of Cash Flows -
     for the three months ended March 31, 2000 and 1999 (unaudited)        4

Notes to Financial Statements (unaudited)                                  5

Management's Discussion and Analysis of
     Financial Condition and Results
     of Operations                                                         9

PART II.  OTHER INFORMATION                                               12

SIGNATURES                                                                13

                                 ANESTA CORP.

                                BALANCE SHEETS

                                  ----------

                                                           March 31,     December 31,
    ASSETS                                                   2000           1999
                                                         ------------    ------------
                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                            $ 27,116,792    $ 11,746,093
    Current portion of certificate of deposit                 340,000         340,000
    Marketable debt securities,
     available-for-sale                                    35,897,459      59,031,849
    Accounts receivable                                       736,748       1,956,357
    Prepaid expenses and other current assets               2,360,143         667,960
                                                         ------------    ------------
       Total current assets                                66,451,142      73,742,259
                                                         ------------    ------------


Property and equipment, at cost:

    Furniture and equipment                                 1,108,590       1,099,529
    Leasehold improvements                                  2,813,166       2,813,166
    Accumulated depreciation                               (1,527,050)     (1,447,484)
                                                         ------------    ------------
                                                            2,394,706       2,465,211
                                                         ------------    ------------


Other assets:
    Certificate of deposit                                  1,700,000       1,700,000
    Other assets                                            5,268,925         301,327
                                                         ------------    ------------
                                                            6,968,925       2,001,327
                                                         ------------    ------------


       Total assets                                      $ 75,814,773    $ 78,208,797
                                                         ============    ============

                                                           March 31,     December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                     2000           1999
                                                         ------------    ------------
                                                         (Unaudited)
Current liabilities:
 Accounts payable                                        $    611,416    $    409,584
 Accrued liabilities:
    Accrued compensation                                      567,380         655,870
    Other                                                      86,960         139,062
 Current portion of unearned revenues                         350,830         746,389
 Current portion of note payable                              333,333         333,333
                                                         ------------    ------------
      Total current liabilities                             1,949,919       2,284,238


Unearned revenues                                           1,852,586       1,831,759
Note payable                                                1,666,667       1,666,667
                                                         ------------    ------------
      Total liabilities                                     5,469,172       5,782,664
                                                         ------------    ------------

Commitments


Stockholders' equity:

 Common stock, par value, $.001 per share; Authorized:
    35,000,000 shares; Issued:  13,382,432 shares
    in 2000 and 13,311,839 shares in 1999                      13,382          13,312
 Additional paid-in capital                               131,486,040     130,742,839
 Accumulated deficit                                      (60,984,942)    (58,166,809)

 Accumulated other comprehensive loss                        (168,879)       (163,209)
                                                         ------------    ------------
      Total stockholders' equity                           70,345,601      72,426,133
                                                         ------------    ------------
      Total liabilities and stockholders' equity         $ 75,814,773    $ 78,208,797
                                                         ============    ============

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                                   ---------

                                                              Three months ended
                                                          ---------------------------
                                                           March 31,       March 31,
                                                              2000           1999
                                                          -----------     -----------
Revenues:
    Product sales                                         $   907,812     $    33,108
    Royalty revenue                                            26,211             980
    Revenues from contract research/license agreements        395,558         171,148
                                                          -----------     -----------

      Total revenues                                        1,329,581         205,236
                                                          -----------     -----------

Operating costs and expenses:
    Cost of goods sold                                        247,730           9,194
    Royalties                                                  27,932           1,022
    Research and development                                2,744,922       2,206,640
    Depreciation                                               82,645          73,050
    Marketing, general and administrative                   1,972,177       1,794,279
                                                          -----------     -----------

      Total costs and expenses                              5,075,406       4,084,185
                                                          -----------     -----------

      Loss from operations                                 (3,745,825)     (3,878,949)

Non operating income (expense):
    Interest income                                           987,025       1,021,817
    Interest expense                                          (35,389)        (26,075)
    Other                                                       1,676             (28)
                                                          -----------     -----------

      Loss before provision for income taxes               (2,792,513)     (2,883,235)

Provision for income taxes                                    (25,620)         (6,400)
                                                          -----------     -----------

      Net loss                                             (2,818,133)     (2,889,635)

Other comprehensive loss:
    Foreign currency translation adjustment                    (6,270)         (7,765)
    Unrealized gain (loss) on marketable debt
      securities, available-for-sale                              600         (61,107)
                                                          -----------     -----------

      Total other comprehensive loss                           (5,670)        (68,872)
                                                          -----------     -----------

      Comprehensive loss                                 $ (2,823,803)    $(2,958,507)
                                                          ===========     ===========

Basic and diluted loss per common share--

    Net loss per common share                             $     (0.21)    $     (0.22)
                                                          ===========     ===========


Weighted average shares outstanding                        13,349,960      13,121,837
                                                          ===========     ===========

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   ---------

                                                                    Three months ended
                                                                ---------------------------
                                                                  March 31,      March 31,
                                                                    2000           1999
                                                                -----------    ------------
Cash flows from operating activities:
    Net loss                                                    $(2,818,133)   $ (2,889,635)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation                                                  82,645          73,050
       (Gain ) loss on retirement of assets                             (25)             28
       Increase (decrease) due to changes in:
        Accounts receivable                                       1,219,608         218,038
        Prepaid expenses and other current assets                (1,692,182)       (479,414)
        Other assets                                                 32,402          (2,027)
        Accounts payable                                            201,832        (987,796)
        Accrued liabilities                                        (140,592)       (764,446)
        Unearned revenues                                          (374,732)        785,102
                                                                -----------    ------------
         Net cash used in operating activities                   (3,489,177)     (4,047,100)
                                                                -----------    ------------

Cash flows from investing activities:
    Capital expenditures                                            (12,141)        (28,829)
    Proceeds from sale of assets                                         25              25
    Purchase of other assets                                     (5,000,000)
    Purchase of marketable debt securities,
       available-for-sale                                        (6,020,987)    (36,354,319)
    Maturities of marketable debt securities,
       available-for-sale                                        29,155,977       7,109,539
                                                                -----------    ------------
         Net cash provided by (used in) investing activities     18,122,874     (29,273,584)
                                                                -----------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                      743,272         569,666
                                                                -----------    ------------
         Net cash provided by financing activities                  743,272         569,666
                                                                -----------    ------------

Effect of exchange rate changes on cash                              (6,270)         (7,765)
                                                                -----------    ------------

Net increase (decrease) in cash and cash equivalents             15,370,699     (32,758,783)
Cash and cash equivalents at beginning of period                 11,746,093      55,889,226
                                                                -----------    ------------
Cash and cash equivalents at end of period                      $27,116,792    $ 23,130,443
                                                                ===========    ============

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                   ---------


1.   Significant Accounting Policies:
     -------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (the Company) as of March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

     Net Loss Per Share
     ------------------

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per
                                                                 ------------
     Share (EPS).  Basic EPS excludes dilution and is computed by dividing
     -----
     income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from convertible securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of March 31, 2000, options to purchase 1,578,292 shares of common stock at prices between $5.25 and $25.1875 per share were outstanding. As of March 31, 1999, options to purchase 1,399,305 shares of common stock at prices between $5.25 and $25.1875 were outstanding. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

2.   Cash, Cash Equivalents and Marketable Debt Securities:
     -----------------------------------------------------

     At March 31, 2000, the Company maintained a majority of its cash, cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:
     ------------

     The provision for income taxes for the three months ended March 31, 2000 and 1999 is related solely to state income taxes.

4.   Revolving/Term Promissory Note Agreements:
     -----------------------------------------

     In January 1995, the Company secured a revolving/term loan in the amount of $1,500,000. This loan converted to a 10 year term loan on May 15, 1995.
     In March 1997 and July 1999, the Company borrowed an additional $800,000 and $500,000, respectively.

                                 ANESTA CORP.

                                  (Unaudited)

                                   ---------


4.   Revolving/Term Promissory Note Agreements, Continued
     -----------------------------------------

     As of March 31, 2000, the balance of the loan is $2,000,000. Annual principal payments in the amount of $333,333 will be made on approximately July 15 for the next 6 years beginning on July 15, 2000. Interest at the rate of 7% is paid monthly. As of March 31, 2000, borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,040,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Collaborative Relationships:
     ---------------------------

     In 1989, Anesta entered into a research and development, license, supply and distribution agreement (1989 Agreement) with Abbott Laboratories (Abbott). Under the agreement, as amended, Anesta granted to Abbott the exclusive right to make, use and market in the United States OTS products resulting from technology owned or licensed by Anesta consisting of OTS fentanyl. Under the 1989 Agreement, Abbott provided development funding and milestone payments and was obligated to pay royalties and other payments on product sales. Through March 31, 2000, Abbott had paid a total of $10,050,000 for the development of Anesta's OTS fentanyl product line.

     On March 13, 2000, Anesta announced that it had renegotiated the U.S. marketing rights for Actiq with Abbott. Effective April 2000, Anesta will have responsibility for the sales and marketing of Actiq in the U.S. As part of the renegotiation, Anesta will make cash payments to Abbott and is obligated to make on-going earn-out payments to Abbott until the end of the first patent covering oral transmucosal fentanyl citrate. Through March 31, 2000, Anesta had made cash payments to Abbott of $5,000,000, which amount is included in other assets in the accompanying balance sheet. The Company also made payments to Abbott totaling $18,850,000 in May 2000. Capitalized amounts related to this agreement will be amortized on a straight-line basis over a ten year expected life. Abbott will continue to manufacture Actiq and Fentanyl Oralet for Anesta in the U.S. for a period of 24 to 36 months, after which Anesta has the right to manufacture such products.

     In January 1998, the Company entered into an exclusive agreement with Grupo Ferrer Internacional S.A. (Ferrer), a leading private Spanish pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in Spain and Portugal. Ferrer made a payment to the Company and Anesta will manufacture such products for Ferrer.

     In June 1998, the Company entered into an exclusive agreement with Laboratoire L. Lafon (Lafon), a leading private French pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in France. Under terms of the agreement, Lafon made payments to the Company and Anesta will manufacture such products for Lafon.

     In February 1999, the Company entered into a 12-month option agreement with Novartis Consumer Health, Inc. (Novartis) involving the Company's proprietary OTS for drug delivery. Under the terms of the option agreement, Novartis and the Company assessed the worldwide commercial opportunity of potential products combining Novartis compounds with the Company's OTS. Currently, the Company and Novartis are in discussions about the possibility of a definitive licensing agreement.

                                 ANESTA CORP.

                                  (Unaudited)

                                   ---------


5.   Collaborative Relationships, Continued
     ---------------------------

     In May 1999, the Company entered into an exclusive agreement with Swedish Orphan AB (SWO), a leading private Swedish pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in Scandinavia (Denmark, Finland, Iceland, Norway and Sweden). Under terms of the agreement, SWO made payments to the Company and Anesta will manufacture such products for SWO.

     In September 1999, the Company entered into an exclusive agreement with Elan Pharma International, a unit of Elan Corporation, plc (Elan), a leading public Irish pharmaceutical company, for the marketing, sales and distribution rights of Anesta's OTS fentanyl product line, including Actiq, in Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Philippines, Switzerland, Taiwan and the United Kingdom.
     Under terms of the agreement, Elan made payments to the Company and Anesta will manufacture such products for Elan.

                                 ANESTA CORP.

                                  (Unaudited)

                                   ---------


6.   Stockholders' Equity:
     --------------------

     The table below presents the activity in stockholders' equity from January 1, 2000 to March 31, 2000:


                                                 Common Stock
                                     ---------------------------------------
                                                                                                    Accumulated
                                                                 Additional                            Other
                                                                  Paid-in        Accumulated       Comprehensive
                                       Shares       Amount        Capital          Deficit             Loss           Total
                                     ----------     -------     ------------     ------------      -------------    -----------
Balance at January 1, 2000           13,311,839     $13,312     $130,742,839     $(58,166,809)       $(163,209)     $72,426,133

Exercise of stock options for cash       70,593          70          743,201                                            743,271

Net loss                                                                           (2,818,133)                       (2,818,133)

Other comprehensive loss                                                                                (5,670)          (5,670)
                                     ----------     -------     ------------     ------------        ---------      -----------

Balance at March 31, 2000            13,382,432     $13,382     $131,486,040     $(60,984,942)       $(168,879)     $70,345,601
                                     ==========     =======     ============     ============        =========      ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. Additional risks and uncertainties are described in the Company's most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Results of Operations

Revenues.

Total revenues increased by $1,124,000 or 547.8% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increase is primarily a result of product sales of Actiq in the U.S. and recognition of upfront fees paid by Elan, Novartis and Ferrer.

In March 2000, Anesta renegotiated the U.S. marketing rights for Actiq and Fentanyl Oralet with Abbott. Under terms of the agreements, Anesta will have primary responsibility for sales and marketing in the U.S. As part of the renegotiation, Anesta will make cash payments to Abbott and is obligated to make on-going earn-out payments to Abbott until the end of the first patent covering oral transmucosal fentanyl citrate. Abbott will continue to manufacture Actiq and Fentanyl Oralet in the U.S. for Anesta for a period of 24 to 36 months,
after which Anesta will have the right to manufacture such products.   Anesta
recognizes revenue when Abbott ships product against a customer order. Anesta's gross margin therefore is directly affected by Abbott's manufacturing costs. Anesta is also obligated to pay a small royalty to the University of Utah Research Foundation on its sales of Actiq and Fentanyl Oralet.

Operating Costs and Expenses.

Cost of goods sold increased by $239,000 or 2,594.5% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increase is a result of product sales of Actiq in the U.S.

Research and development expenses increased by $538,000 or 24.4% for the three months ended March 31, 2000 as compared to the corresponding period in 1999.
The increase is due to higher expenditures related to additional research and development programs, increased number of personnel, and continuing support for Actiq in Europe. The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development and clinical manufacturing activities.

Depreciation expense increased by $10,000 or 13.1% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increase is due primarily to the Company's remodeling of additional facilities.

Marketing, general and administrative expenses increased by $178,000 or 9.9% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increase is due primarily to higher expenditures for personnel, corporate development activities, European operations, marketing research and continuing support of Actiq sales activities. The Company expects that its marketing and general and administrative expenses will significantly increase in the future as a result of the increased support required for Actiq marketing and sales activities, European operations, including Actiq pre-launch activities in Europe, and corporate development activities.

Non Operating Income (Expense).

Interest income decreased by $35,000 or 3.4% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The decrease is primarily due to a decrease in the balance of invested net proceeds from the Company's public offering in December 1998.

Interest expense increased by $9,000 or 35.7% for the three months ended March 31, 2000 as compared to the corresponding period in 1998. The increase is primarily due to higher net borrowings under the term note (See Note 4 to Financial Statements).

Income Taxes.

The provision for income taxes in 2000 and 1999 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years.

Net Loss.

As a result of the increase in total revenues, the increase in research and development activities, the increase in marketing, general and administrative expenses, the decrease in interest income and other factors discussed above, the net loss for the three months ended March 31, 2000 was $2,818,133 or $0.21 per share as compared to $2,889,635 or $0.22 per share for the same period in 1999.

Liquidity and Capital Resources

As of March 31, 2000, the Company had cash and cash equivalents totaling $27,117,000, $2,040,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $35,897,000 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $65,054,000 as of March 31, 2000. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $3,489,000 for the three months ended March 31, 2000 compared to $4,047,000 for the corresponding period in 1999. The decrease in cash used in the period is a direct result of lower working capital requirements.

During the three months ended March 31, 2000, the Company made capital expenditures of approximately $12,000 as compared to capital expenditures of $29,000 during the corresponding period in 1999. During the three months ended March 31, 2000, the Company had a net decrease of marketable debt securities of $23,135,000. This compares to a net increase in marketable debt securities of $29,245,000 during the corresponding period in 1999. During the three months ended March 31, 2000, other assets increased by approximately $5,000,000 as a result of payments to Abbott under the renegotiated marketing agreement. The Company also made payments to Abbott related to the agreement totaling $18,850,000 in May 2000.

During the three months ended March 31, 2000, the Company realized cash proceeds of $743,000 relating to the exercise of stock options. During the three months ended March 31, 1999 the Company realized cash proceeds of $570,000 relating to the exercise of stock options.

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits.

               (10.19*) Termination and Asset Sale and Purchase Agreement dated March 13, 2000 between the Company and Abbott Laboratories.

               (27) Financial Data Schedule

          b)   Reports on Form 8-K.

               None.



* Certain confidential information contained in this exhibit, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission based upon a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2000                       ANESTA CORP.


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