Form 10-Q
period 2000-06-30
ANESTA CORP /DE/
filed 2000-08-14
CIK 915916

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
        Exchange Act of 1934. For the quarterly period ended June 30, 2000.

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934. For the transition period from _____to _____.

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
Yes  X    No_____
    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                  13,452,746
                                         Outstanding at August 11, 2000

                                 ANESTA CORP.
                                     INDEX

PART I.   FINANCIAL INFORMATION                                      PAGE NO.
                                                                     --------

Balance Sheets -
      June 30, 2000 and December 31, 1999 (unaudited)                    2

Statements of Operations and Comprehensive Loss -
      for the three and six months ended June 30, 2000 and
      1999 (unaudited)                                                   3

Statements of Cash Flows -
      for the six months ended June 30, 2000 and 1999 (unaudited)        4

Notes to Financial Statements (unaudited)                                5

Management's Discussion and Analysis of
      Financial Condition and Results
      of Operations                                                      8

PART II.  OTHER INFORMATION                                             11

SIGNATURES                                                              12

                                 ANESTA CORP.

                                BALANCE SHEETS
                                  (Unaudited)
                                  -----------

                                                                     June 30,       December 31,
    ASSETS                                                             2000             1999
                                                                   ------------     ------------
Current assets:
    Cash and cash equivalents                                      $ 16,592,225     $ 11,746,093
    Current portion of
    certificate of deposit                                              340,000          340,000
    Marketable debt securities, available-for-sale                   23,078,033       59,031,849
    Accounts receivable                                               2,329,472        1,956,357
    Prepaid expenses and other current assets                           952,635          667,960
                                                                   ------------     ------------
     Total current assets                                            43,292,365       73,742,259
                                                                   ------------     ------------




Property and equipment, at cost:
    Furniture and equipment                                           1,111,786        1,099,529
    Leasehold improvements                                            2,820,691        2,813,166
    Accumulated depreciation                                         (1,610,292)      (1,447,484)
                                                                   ------------     ------------
                                                                      2,322,185        2,465,211
                                                                   ------------     ------------
Other assets:
    Certificate of deposit                                            1,700,000        1,700,000
    Other assets                                                     24,061,930          301,327
    Accumulated amortization                                           (439,596)
                                                                   ------------     ------------
                                                                     25,322,334        2,001,327
                                                                   ------------     ------------

     Total assets                                                  $ 70,936,884     $ 78,208,797
                                                                   ============     ============

                                                                     June 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000              1999
                                                                   -----------       ------------
Current liabilities:
 Accounts payable                                                  $  1,558,858      $    409,584
 Accrued liabilities:

   Accrued compensation                                                 714,887           655,870
   Other                                                              1,061,625           139,062
 Current portion of unearned revenues                                    93,275           746,389
 Current portion of note payable                                        333,333           333,333
                                                                   ------------      ------------
     Total current liabilities                                        3,761,978         2,284,238

Unearned revenues                                                     1,832,647         1,831,759
Note payable                                                          1,666,667         1,666,667
                                                                   ------------      ------------
     Total liabilities                                                7,261,292         5,782,664
                                                                   ------------      ------------
Commitments

Stockholders' equity:
   Common stock, par value, $.001 per share; Authorized:
     35,000,000 shares; Issued:  13,398,554 shares
     in 2000 and 13,311,839 shares in 1999                               13,399            13,312
Additional paid-in capital                                          131,607,925       130,742,839
Accumulated deficit                                                 (67,832,212)      (58,166,809)
Accumulated other comprehensive loss                                   (113,520)         (163,209)
                                                                   ------------      ------------
      Total stockholders' equity                                     63,675,592        72,426,133
                                                                   ------------      ------------
      Total liabilities and stockholders' equity                   $ 70,936,884      $ 78,208,797
                                                                   ============      ============

    The accompanying notes are an integral part of the financial statements

                                 ANESTA CORP.

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                                   --------

                                                        Three months ended                      Six months ended
                                                ----------------------------------      ----------------------------------
                                                  June 30,            June 30,             June 30,            June 30,
                                                    2000                1999                 2000                1999
                                                -------------      ---------------      ---------------     --------------
Revenues:
    Product sales                                 $ 3,085,248          $ 1,094,955          $ 3,993,060        $ 1,128,063
    Royalty revenue                                         -               28,828               26,211             29,809
    Revenues from license agreements                  256,666              450,000              652,225            621,148
                                                -------------      ---------------      ---------------     --------------
      Total revenues                                3,341,914            1,573,783            4,671,496          1,779,020
                                                -------------      ---------------      ---------------     --------------
Operating costs and expenses:
    Cost of goods sold                                774,926              361,813            1,022,657            371,007
    Royalties                                          96,388               30,885              124,319             31,908
    Research and development                        2,429,729            2,506,145            4,940,497          4,712,785
    Depreciation and amortization                     522,837               74,468              605,482            147,517
    Selling, general and administrative             6,992,669            2,210,044            9,197,875          4,004,323
                                                -------------      ---------------      ---------------     --------------
      Total costs and expenses                     10,816,549            5,183,355           15,890,830          9,267,540
                                                -------------      ---------------      ---------------     --------------
      Loss from operations                         (7,474,635)          (3,609,572)         (11,219,334)        (7,488,520)

Non operating income (expense):
    Interest income                                   667,729            1,085,098            1,654,754          2,106,915
    Interest expense                                  (35,778)             (32,200)             (71,167)           (58,275)
    Other                                                   -                  591                1,675                562
                                                -------------      ---------------      ---------------     --------------
      Loss before provision for
      income taxes                                 (6,842,684)          (2,556,083)          (9,634,072)        (5,439,318)

Provision for income taxes                             (5,710)              (8,400)             (31,331)           (14,800)
                                                -------------      ---------------      ---------------     --------------
      Net loss                                     (6,848,394)          (2,564,483)          (9,665,403)        (5,454,118)

Other comprehensive income (loss):
    Foreign currency translation adjustment            (6,964)             (10,236)             (13,234)           (18,001)
    Unrealized gain (loss) on marketable debt
      securities, available-for-sale                   62,323             (142,401)              62,923           (203,508)
                                                -------------      ---------------      ---------------     --------------
      Total other comprehensive income (loss)          55,359             (152,637)              49,689           (221,509)
                                                -------------      ---------------      ---------------     --------------
      Comprehensive loss                          $(6,793,035)         $(2,717,120)         $(9,615,714)       $(5,675,627)
                                                -------------      ---------------      ---------------     --------------

Basic and diluted loss per common share--

    Net loss per common share                     $     (0.51)          $    (0.19)          $    (0.72)        $    (0.41)
                                                -------------      ---------------      ---------------     ---------------
Weighted average shares outstanding                13,385,565           13,220,051           13,372,861         13,170,944
                                                -------------      ---------------      ---------------     ---------------

    The accompanying notes are an integral part of the financial statements

                                 ANESTA CORP.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   ________

                                                                          Six months ended
                                                                -----------------------------------
                                                                   June 30,           June 30,
                                                                     2000               1999
                                                                ----------------   ----------------
Cash flows from operating activities:
    Net loss                                                     $    (9,665,403)      $ (5,454,118)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                      605,482            147,517
      Gain on retirement of assets                                           (25)              (435)
      Increase (decrease) due to changes in:
       Accounts receivable                                              (373,114)          (787,289)
       Prepaid expenses and other current assets                        (284,674)        (1,154,667)
       Other assets                                                       89,396            (26,987)
       Accounts payable                                                1,149,274           (966,459)
       Accrued liabilities                                               981,580           (642,921)
       Unearned revenues                                                (652,226)           535,102
                                                                ----------------   ----------------
        Net cash used in operating activities                         (8,149,710)        (8,350,257)
                                                                ----------------   ----------------
Cash flows from investing activities:
    Capital expenditures                                                 (22,861)           (96,762)
    Proceeds from sales of assets                                             25                488
    Purchase of other assets                                         (23,850,000)
    Purchase of marketable debt securities,
      available-for-sale                                              (6,020,987)       (45,078,675)
    Sales and maturities of marketable debt securities,
      available-for-sale                                              42,037,726         22,822,626
                                                                ----------------   ----------------
        Net cash provided by (used in) investing
        activities                                                    12,144,403        (22,352,323)
                                                                ----------------   ----------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                           865,173          1,333,306
                                                                ----------------   ----------------
        Net cash provided by financing activities                        865,173          1,333,306
                                                                ----------------   ----------------
Effect of exchange rate changes on cash                                  (13,234)           (18,001)
                                                                ----------------   ----------------
Net increase (decrease) in cash and cash
equivalents                                                            4,846,132        (29,387,275)
Cash and cash equivalents at beginning of period                      11,746,093         55,889,226
                                                                ----------------   ----------------
Cash and cash equivalents at end of period                      $     16,592,225   $     26,501,951
                                                                ================   ================

                    The accompanying notes are an integral
                       part of the financial statements

                                 ANESTA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 _____________

1.   Significant Accounting Policies:
     -------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Anesta Corp. (the Company) as of June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1999 and Quarterly Report on Form 10-Q for the period ended March 31, 2000.

     Net Loss Per Share
     ------------------

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per
                                                                 ------------
     Share (EPS).  Basic EPS excludes dilution and is computed by dividing
     -----
     income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from convertible securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive. As of June 30, 2000, options to purchase 1,927,647 shares of common stock at prices between $9.25 and $25.1875 per share were outstanding. As of June 30, 1999, options to purchase 1,322,487 shares of common stock at prices between $5.25 and $25.1875 were outstanding. None of these options were included in the computation of diluted loss per share because the effect would have been antidilutive.

2.   Cash, Cash Equivalents and Marketable Debt Securities:
     -----------------------------------------------------

     At June 30, 2000, the Company maintained a majority of its cash, cash equivalents and marketable debt securities in two banks in San Francisco, California.

3.   Income Taxes:
     ------------

     The provision for income taxes for the three and six months ended June 30, 2000 and 1999 is related solely to state income taxes.

4.   Revolving/Term Promissory Note Agreements:
     -----------------------------------------

     In January 1995, the Company secured a revolving/term loan in the amount of $1,500,000. This loan converted to a 10 year term loan on May 15, 1995.
     In March 1997 and July 1999, the Company borrowed an additional $800,000 and $500,000, respectively.

                                 ANESTA CORP.

                                  (Unaudited)

                                  ___________

4.   Revolving/Term Promissory Note Agreements, Continued
     -----------------------------------------

     As of June 30, 2000, the balance of the loan is $2,000,000. Annual principal payments in the amount of $333,333 will be made on approximately July 15 for the next 6 years beginning on July 15, 2000. Interest at the rate of 8% is paid quarterly. As of June 30, 2000, borrowings under the agreement are collateralized by a certificate of deposit in the amount of $2,040,000, which is maintained in a bank in Salt Lake City, Utah.

5.   Collaborative Relationships:
     ---------------------------

     In 1989, Anesta entered into a research and development, license, supply and distribution agreement (1989 Agreement) with Abbott Laboratories (Abbott). Under the agreement, as amended, Anesta granted to Abbott the exclusive right to make, use and market in the United States OTS products resulting from technology owned or licensed by Anesta consisting of OTS fentanyl. Under the 1989 Agreement, Abbott provided development funding and milestone payments and was obligated to pay royalties and other payments on product sales. Through June 30, 2000, Abbott had paid a total of $10,050,000 for the development of Anesta's OTS fentanyl product line. Anesta anticipates it will receive no further payments in the future from Abbott.

     On March 13, 2000, Anesta announced that it had reaquired the U.S. marketing rights for Actiq with Abbott. Effective April 2000, Anesta has responsibility for the sales and marketing of Actiq in the U.S. As part of the reacquisition, Anesta made cash payments to Abbott of $23,850,000, which amount is included in other assets in the accompanying balance sheet. Anesta is also obligated to make on-going earn-out payments to Abbott until May 1,2005. Capitalized amounts related to this agreement, which relate primarily to the acquired marketing rights, are being amortized on a straight-line basis over a ten year expected life. Abbott will continue to manufacture Actiq and Fentanyl Oralet for Anesta in the U.S. for a period of 24 to 36 months, after which Anesta has the right to manufacture such products.


6.   Subsequent Events
     -----------------

     On July 17, 2000, the Company announced that Cephalon, Inc. (Cephalon) will acquire all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction intended to be accounted for as a pooling of interests. Upon completion of the transaction, Anesta shareholders will receive 0.4765 shares of newly-issued Cephalon common stock for each share of Anesta they own. As part of the transaction, Anesta has agreed to a termination fee of $15 million, which is payable under certain conditions. The boards of directors of both companies have unanimously approved the proposed merger, which is subject to the approval of Anesta shareholders, regulatory agencies and customary closing conditions. The merger is expected to be completed during the fourth quarter of 2000. Under the terms of the merger agreement, Anesta will become a wholly-owned subsidiary of Cephalon.

                                 ANESTA CORP.

                                  (Unaudited)

                                   ---------


     7.   Stockholders' Equity:

          The table below presents the activity in stockholders' equity from January 1, 2000 to June 30, 2000:

                                                   Common Stock                                       Accumulated
                                   --------------------------------------------
                                                                  Additional                              Other
                                                                    Paid-in           Accumulated     Comprehensive
                                    Shares          Amount          Capital             Deficit           Loss            Total
                                 ------------    ---------     ----------------   ---------------    ---------------   ------------
Balance at January 1, 2000         13,311,839    $  13,312        $ 130,742,839     $ (58,166,809)      $   (163,209)  $ 72,426,133

Exercise of stock options for cash     86,715           87              865,086                                             865,173

Net loss                                                                               (9,665,403)                       (9,665,403)

Other comprehensive income                                                                                    49,689         49,689
                                 ------------    ---------        -------------     -------------    ---------------   ------------

Balance at June 30, 2000           13,398,554    $  13,399        $ 131,607,925     $ (67,832,212)      $   (113,520)  $ 63,675,592
                                 ============    =========        =============     =============    ===============   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. Additional risks and uncertainties are described in the Company's most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Current Report on Form 8-K dated July 21, 2000.

Overview

On July 17, 2000, the Company announced that Cephalon, Inc. (Cephalon) will acquire all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction intended to be accounted for as a pooling of interests. Upon completion of the transaction, Anesta shareholders will receive 0.4765 shares of newly-issued Cephalon common stock for each share of Anesta they own. As part of the transaction, Anesta has agreed to a termination fee of $15 million, which is payable under certain conditions. The boards of directors of both companies have unanimously approved the proposed merger, which is subject to the approval of Anesta shareholders, regulatory agencies and customary closing conditions. The merger is expected to be completed during the fourth quarter of 2000. Under the terms of the merger agreement, Anesta will become a wholly-owned subsidiary of Cephalon.

Results of Operations

Revenues.

Total revenues increased by $1,768,000 or 112.3% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and by $2,892,000 or 162.6% for the six months ended June 30, 2000 as compared to the corresponding period in 1999. The increase is primarily a result of product sales of Actiq in the U.S.

On March 13, 2000, Anesta announced that it had reaquired the U.S. marketing rights for Actiq with Abbott. Effective April 2000, Anesta has responsibility for the sales and marketing of Actiq in the U.S. As part of the reacquisition, Anesta made cash payments to Abbott of $23,850,000, which amount is included in other assets in the accompanying balance sheet. Anesta is also obligated to make on-going earn-out payments to Abbott until May 1, 2005. Capitalized amounts related to this agreement, which relate primarily to the acquired marketing rights, are being amortized on a straight-line basis over a ten year expected life. Abbott will continue to manufacture Actiq and Fentanyl Oralet for Anesta in the U.S. for a period of 24 to 36 months, after which Anesta has the right to manufacture such products.

Operating Expenses.

Research and development expenses decreased by $76,000 or 3.0% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and increased by $228,000 or 4.8% for the six months ended June 30, 2000 as compared to the corresponding period in 1999. The decrease for the three months ended June 30, 2000 is a result of the timing of expenditures and is not expected to continue. The increase for the six months ended June 30, 2000 is related to additional research and development programs, increased number of personnel, manufacturing activities and continuing support for Actiq. The Company expects that its research and development expenses will increase in the future as a result of increased expenses related to the hiring of additional personnel, preclinical studies, clinical trials, product development, manufacturing process development and clinical manufacturing activities.

Depreciation and amortization expense increased by $448,000 or 602.1% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and by $458,000 or 310.4% for the six months ended June 30, 2000 as compared to the corresponding period in 1999. The increase is due to amortization of the $23,850,000 paid to Abbott in connection with the reacquisition of the U.S. marketing rights for Actiq and Fentanyl Oralet. The majority of this amount, which relates primarily to the acquired marketing rights, will be amortized over a ten year life (See Note 5 to Financial Statements).

Selling, general and administrative expenses increased by $4,783,000 or 216.4% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and by $5,194,000 or 129.7% for the six months ended June 30, 2000 as compared to the corresponding period in 1999. The increase is due primarily to higher expenditures required for Actiq direct marketing and sales activities. Such activities include the hiring of a contract sales organization and advertising agency; production of marketing and sales training materials; and medical education. The Company expects that its selling, general and administrative expenses will increase in the future as a result of the increased support required for Actiq direct marketing and sales activities, European operations, including Actiq pre-launch activities in Europe, and corporate development activities.

Non Operating Income (Expense).

Interest income decreased by $417,000 or 38.5% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and by $452,000 or 21.5% for the six months ended June 30, 2000 as compared to the corresponding period in 1999. The decrease is primarily due to lower levels of invested net proceeds from the Company's public offering in December 1998. The lower levels of invested funds in 2000 are primarily due to the net loss for the period and the $23,850,000 paid to Abbott in connection with the reacquisition of marketing rights for Actiq and Fentanyl Oralet (See Note 5 to Financial Statements).

Interest expense increased by $4,000 or 11.1% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and by $13,000 or 22.1% for the six months ended June 30, 2000 as compared to the corresponding period in 1999. The increase is primarily due to higher borrowings under the term note (See Note 4 to Financial Statements).

Income Taxes.

The provision for income taxes in 2000 and 1999 relates solely to state income taxes. The Company recognized no tax benefit from its losses in those years.

Net Loss.

As a result of the increase in depreciation and amortization, the increase in selling, general and administrative expenses, the decrease in interest income and other factors discussed above, the net loss for the three months ended June 30, 2000 was $6,848,394 or $0.51 per share as compared to $2,564,483 or $0.19 per share for the same period in 1999. The net loss for the six months ended June 30, 2000 was $9,665,403 or $0.72 per share as compared to $5,454,118 or
$0.41 per share for the same period in 1999.

Liquidity and Capital Resources

As of June 30, 2000, the Company had cash and cash equivalents totaling $16,592,225, $2,040,000 in a certificate of deposit used as collateral for a revolving/term loan (See Note 4 to Financial Statements) and $23,078,033 in marketable debt securities which are available for sale. Thus cash, cash equivalents, certificate of deposit and marketable debt securities totaled $41,710,258 as of June 30, 2000. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return, and, wherever possible, seeks to minimize the potential effects of concentration of credit risk.

The Company used cash in operating activities of $8,150,000 for the six months ended June 30, 2000 compared to $8,350,000 for the corresponding period in 1999. The decrease in cash used in the period is a direct result of lower working capital requirements in 2000.

During the six months ended June 30, 2000, the Company made capital expenditures of approximately $23,000 as compared to capital expenditures of $97,000 during the corresponding period in 1999. During the six months ended June 30, 2000, the Company had a net decrease in marketable debt securities of $36,017,000. This compares to a net increase in marketable debt securities of $22,256,000 during the corresponding period in 1999. During the six months ended June 30, 2000, other assets increased by approximately $23,850,000 as a result of payments to Abbott under the renegotiated marketing agreement (See Note 5 to Financial Statements).

During the six months ended June 30, 2000, the Company realized cash proceeds of $865,000 relating to the exercise of stock options. During the six months ended June 30, 1999, the Company realized cash proceeds of $1,333,000 relating to the exercise of stock options.

The Company's future capital requirements could be substantial and will depend on, and could increase as a result of, many factors, including the completion of the proposed merger with Cephalon; the Company's responsibility for the sales and marketing of Actiq in the U.S.; progress of the Company's research and development programs; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing patents; the time and costs involved in developing and maintaining collaborative research relationships; the costs associated with potential commercialization of its products; and administrative and legal costs. The Company believes that existing capital resources will be sufficient to meet the Company's capital needs through at least the end of 2001.

The Company believes that it is prudent to monitor existing cash balances in order to fund the activities which the Company believes are necessary to continue its growth. Therefore, the Company periodically evaluates market conditions and various financing alternatives for obtaining funds to augment existing cash balances.


Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer until the fourth quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company has elected to adopt early the provisions of SAB 101 and is currently complying with the SAB 101 revenue recognition principles.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "According for Derivative Instruments and Hedging Activities," Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the financial statements.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders was held on June 21, 2000, at which the stockholders elected seven directors to each serve until the next annual meeting of stockholders and until his successor is elected and has qualified or until such director's death, resignation or removal. Stockholders also approved an amendment to the Company's 1993 Stock Option Plan and stockholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2000. Votes were cast as follows:

                                                                        Votes Against
                                              Votes For   Or Withheld  Votes Abstained  Broker Non-Votes
                                              ----------  -----------  ---------------  ----------------
Election of Directors:
  Thomas B. King                              10,336,558      339,307  Not Applicable   Not Applicable
  Richard H. Leazer                           10,332,428      343,437  Not Applicable   Not Applicable
  William C. Moeller                          10,336,965      338,900  Not Applicable   Not Applicable
  Emanuel M. Papper                           10,191,838      484,027  Not Applicable   Not Applicable
  Daniel L. Kisner                            10,337,565      338,300  Not Applicable   Not Applicable
  Theodore H. Stanley                         10,337,965      337,900  Not Applicable   Not Applicable
  Richard P. Urfer                            10,337,965      337,900  Not Applicable   Not Applicable
Approval of an amendment
   to the Company's 1993
   Stock Option Plan                           8,199,774    2,459,659          16,432   None
Ratification of PricewaterhouseCoopers LLP
   as independent accountants
   for the fiscal year
   ending December 31, 2000                   10,664,230        2,957           8,678   None

Item 5.  Other Information

     Notice of Deadlines for Stockholder Proposals for 2001 Proxy Statement

     The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 2001 annual meeting of stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A and the date after which notice of a stockholder proposal submitted outside the procedures of Rule 14a-8 is considered untimely is January 15, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          (27) Financial Data Schedule

     b)   Reports on Form 8-K.

          March 13, 2000

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000                       ANESTA CORP.


                                         By: /s/ Thomas B. King
                                            --------------------------------
                                            Thomas B. King, President and
                                            Chief Executive Officer
                                            (Authorized Signatory)



                                         By: /s/ Roger P. Evans
                                            --------------------------------
                                            Roger P. Evans, Vice President-
                                            Finance and Administration
                                            (Principal Accounting Officer)